Form 10-K
period 1993-12-31
ROSEVILLE TELEPHONE CO
filed 1994-03-28
CIK 85153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-556

ROSEVILLE TELEPHONE COMPANY
(Exact name of registrant as specified in its charter)

          California                                        94-0817190
    (State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)         Identification No.)

211 Lincoln Street, Roseville, California                   95678
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (916) 786-6161

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - Without Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                            [ X ]

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $284,099,400 as of February 28, 1994. As of February 28, 1994, 13,399,194 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 17, 1994.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE

PART I

      1.Business
      2.Properties
      3.Legal Proceedings
      4.Submission of Matters to a Vote of Security Holders


PART II

      5.Market for Registrant's Common Equity and Related Stockholder
        Matters
      6.Selected Financial Data
      7.Management's Discussion and Analysis of Financial Condition
        and Results of Operations
      8.Financial Statements and Supplementary Data
      9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

     10.Directors and Executive Officers of the Registrant
     11.Executive Compensation
     12.Security Ownership of Certain Beneficial Owners and
        Management
     13.Certain Relationships and Related Transactions


PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K

                                     PART I

Item 1.  Business.

Roseville Telephone Company (the "Company"), incorporated under the laws of the State of California in 1914, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside the Company's own area is furnished through connection at Roseville with facilities of Pacific Bell, AT&T, and other interexchange carriers. The City of Roseville, which is centrally located in the Company's service area, is 18 miles northeast of Sacramento.

During recent years, including the year ended December 31, 1993, the area served by the Company has experienced both land subdividing activity for home building purposes and significant commercial and industrial development. The Company continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Currently, no other telephone company operates in the area served by the Company. However, the Company's future operations may be impacted by several proceedings pending before the Public Utilities Commission of the State of California (the "P.U.C.") which are considering whether certain services presently provided solely by the Company within its "Local Access Transport Area" ("LATA") should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company, with a 23.5% equity interest, is one of four limited partners of Sacramento-Valley Limited Partnership (the "Partnership"), a California limited partnership formed for the construction and operation of a cellular mobile radiotelephone system, which now operates in the following Standard Metropolitan Statistical Areas ("SMSA"):

          Sacramento                    Reno
          Stockton                      Yuba City - Marysville
          Modesto                       Redding - Chico

In addition, the Partnership also operates in the Tehama, Sierra and Storey (Carson City) Rural Statistical Areas ("RSA").

PacTel Cellular, a wholly owned subsidiary of the Pacific Telesis Group, is the sole general partner of the Partnership and responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system.

In each SMSA and RSA, the Federal Communications Commission (the "F.C.C.") has granted or will grant one license to provide cellular services to a wireline carrier and one license to a non-wireline carrier. The Partnership is the wireline carrier licensee for each SMSA and RSA in which it operates and competes with the non-wireline licensee in each of those areas.

The table that follows reflects the percentage amounts of operating revenues of the Company contributed by various services, excluding income from the Partnership.

                             Network Access and
            Local Telephone    Long Distance
   Year         Service           Service       Miscellaneous
   ----         -------           -------       -------------

   1993           38.1%              46.8%          15.1%
   1992           35.9%              49.1%          15.0%
   1991           33.0%              53.3%          13.7%
   1990           34.5%              51.7%          13.8%
   1989           34.5%              50.0%          15.5%

As indicated above, revenues from local, network access and long distance services constituted approximately 85% of the Company's total operating revenues in 1993. Miscellaneous operating revenues include primarily revenues from billing and collection services and directory advertising services, in addition to revenues from nonregulated activities. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring and paging services.

Revenues from telephone service are affected by rates authorized by various regulatory agencies. The Company's local service rates are subject to regulation by the P.U.C. As discussed more fully in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company completed negotiations with Pacific Bell concerning new compensation agreements, the effects of which were first realized in 1992, that affected extended area service settlements and a significant portion of network access and long distance revenues. With respect to calls terminating outside the Company's LATA, access charges to interexchange carriers are assessed based on tariffs filed by Pacific Bell for intrastate services. With respect to interstate services, the Company has filed its own tariff with the F.C.C. for all elements of access except carrier common line charges, with respect to which the Company concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges.

Substantially all of the Company's revenues were from communications and related services. As discussed more fully in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", approximately 36% and 34% of the Company's consolidated operating revenues in 1993 and 1992, respectively, were derived from access charges and charges for other services to, and transition contract payments from Pacific Bell pursuant to certain agreements (such amounts represented less than 10% of the Company's consolidated operating revenues in 1991). Approximately 10%, 10% and 11% of the Company's consolidated operating revenues in 1993, 1992 and 1991, respectively, were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

In addition to its regulatory authority with respect to rates, the P.U.C. also has the power, among other things, to establish the terms and conditions of service, to regulate securities issues, to prescribe uniform systems of accounts to be kept by public utilities and to regulate the mortgaging or disposition of public utility properties.

The Company uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by
Section 7901 of the California Public Utilities Code.

At December 31, 1993, the Company employed 463 persons, none of whom is represented by any union.

Item 2.  Properties.

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Placer County, and completed construction of a new 135,000 square foot operations facility in November 1993. The Company's 68,000 square foot principal business office and administrative headquarters is located in Roseville. Other land is held for future expansion. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines and underground conduits and for its aerial and underground cables and wires.

In addition to land and structures, the Company's property consists of equipment required in providing telephone service. This includes central office equipment, customer premises equipment and connections, radio antennas, pole lines, aerial and underground cable and wire facilities, vehicles, furniture and fixtures and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that the Company wholly owns, the Company utilizes poles and conduit systems wholly owned by, or jointly owned with, other utilities and leases space on facilities wholly or jointly owned by the Company to other utilities. These arrangements are in accordance with written agreements customary in the industry.

The Partnership owns certain equipment used in the provision of cellular mobile radiotelephone services.

Item 3.  Legal Proceedings.

Except for the proceedings described below the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As appears in Item 1, above, the Company is subject to regulation by the F.C.C. and P.U.C. In the past there have been various proceedings before these agencies to which the Company has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of the Company. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to effect the Company's 1993 financial statements.

In March 1985, the P.U.C. commenced an investigation into the "rates, tolls, rules, charges, operations, costs, separations, intercompany settlements, contracts, service and facilities of the operations of independent telephone companies" (I. 85-03-078), and consolidated this investigation with Application No. 85-01-034 of Pacific Bell. In connection with the application, the P.U.C. issued an interim rate design effective in 1988 for Pacific Bell which resulted in a local rate increase for the Company and a decrease in settled toll revenues. The P.U.C. has stated that it will order a final rate design during 1994, in conjunction with I. 87-11-033 discussed below, which could have a material impact on the sources and amount of the Company's revenues.

The P.U.C. has instituted an investigation (I. 87-11-033) into the manner in which it regulates local exchange carriers, including the Company. In the course of this investigation, it will consider whether certain services presently provided solely by the Company within its LATA should be open to competition. In the course of this current proceeding the Company has proposed adjustments to its rates that would maintain revenues at their present level, while the P.U.C. staff has proposed a revenue reduction of approximately $6 million. A July 1991 decision of the P.U.C. ordered a phase-down of settlement pool payments after January 1, 1993. The Company completed negotiations and has entered into new agreements with Pacific Bell to replace these settlement procedures effective as of January 1, 1992. In addition, the July 1991 decision expressed the Commission's expectation that the Company will file a general rate proceeding, including a request for regulation under the new incentive-based regulatory framework. As a result of delays in issuing a final order, the Company expects to submit a test year 1995 general rate case application during calendar year 1994.

In April 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers. The P.U.C. proposed applying these rules to the five largest local exchange carriers in California, including the Company. In connection with this proceeding, the P.U.C. issued a further order in August 1993 proposing additional rules to allow broader competition in the provision of specific special access and switched transport services. The Company has filed comments and expects a decision during 1994.

In November 1993, the P.U.C. issued a report to the Governor of the State of California in which it proposed opening all markets to competition by January 1, 1997. Specifically, the P.U.C. proposed streamlining regulation and eliminating all remaining legal barriers to competition for telecommunications services in order to accelerate the pace of innovation in the California telecommunications marketplace.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on the Company. These regulatory proceedings include, but are not limited to, implementation of revised separations procedures that shift revenue requirements and costs between interstate and intrastate jurisdictions and implementation of revised procedures to allocate costs between regulated and non-regulated operations. In addition, the F.C.C. periodically establishes the authorized rate of return for interstate access services, which in 1994 will remain at the 1993 rate of 11.25%.

In September 1992, the F.C.C. issued an order, which is currently under appeal, granting to competitors expanded interconnection rights to the facilities of local exchange carriers with annual revenues from regulated operations in excess of $100 million. While not yet applicable to the Company, this order will permit competitors to terminate their own facilities in telephone company central offices to which the order applies. In addition, the F.C.C. initiated a separate notice of proposed rulemaking establishing a two-phased proceeding to modify interstate access rate structures to further competition in the provision of interstate services. These two proceedings may broaden the scope of competition in the provision of interstate services, the effects of which on the Company cannot yet be determined.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1993.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of March 14, 1994 are as follows:


            Name               Age                        Office

    Robert L. Doyle(1)         75         Chairman of the Board; President and
                                          Chief Executive Officer from 1954 to
                                          1993

    Brian H. Strom             51         President and Chief Executive Officer
                                          (since December 1993); Vice President
                                          and Chief Financial Officer from 1989
                                          to 1993

    A. A. Johnson              72         Executive Vice President and Chief
                                          Operating Officer (since December
                                          1993); Vice President-Operations from
                                          1989 to 1993

    Thomas E. Doyle(1)         65         Vice President (since 1972) and
                                          Secretary-Treasurer (since 1965)

    Michael D. Campbell        45         Vice President and Chief Financial
                                          Officer (since March 1994); Partner,
                                          Ernst & Young, from 1983 to 1994.

    (1) Robert L. Doyle and Thomas E. Doyle are brothers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's Common Stock were effected at approximately $22 per share in all quarters of 1992 through January 1993, approximately $23 per share from the balance of the first quarter through the beginning of the fourth quarter of 1993 and approximately $24 per share thereafter.

As of February 28, 1994, the approximate number of holders of the Company's Common Stock was 9,500.

The Company pays quarterly cash dividends on its Common Stock. The Company paid cash dividends of $.15 per share for each quarter during 1992 and 1993.

Item 6.  Selected Financial Data.

                        1993        1992        1991        1990        1989
                        ----        ----        ----        ----        ----
                     (Dollars in thousands, except per share amounts)
Total operating
revenues             $  96,780   $  92,280   $  88,461   $  73,629   $ 61,293
Net income           $  22,518   $  21,816   $  19,940   $  16,830   $ 14,740
Net income per share
of common stock (1)  $  1.68     $  1.63     $  1.49     $  1.26     $ 1.14
Cash dividends per
share of common
stock (1)            $   .58     $   .55     $   .53     $   .50     $  .40
Property, plant and
equipment, at cost   $ 228,927   $ 203,379   $ 181,552   $ 159,880   $144,001
Total assets (2)     $ 226,459   $ 190,760   $ 165,380   $ 143,264   $131,268
Long-term debt       $  40,000   $  25,000   $  13,270   $   5,590   $  6,400
Shares of common stock
used to calculate
per share data (1)  13,399,194  13,399,194  13,399,194  13,399,194  12,940,861

(1)Shares used in the computation of net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to 5% stock dividends issued in 1993, 1992, 1991 and 1990.

(2)The 1989 through 1992 total asset amounts have been conformed to the presentation of the 1993 amount.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1993 versus 1992

Operating Revenues:

In years prior to 1992, a significant portion of the Company's network access and long distance service revenues, as well as certain portions of local service revenues, resulted from the Company's participation in pooling and settlement arrangements. Such arrangements are processes whereby amounts billed by local exchange carriers are reported to the pool and ultimately divided among the pool participants on the basis of a pool-wide rate of return. Beginning in 1992, there was a significant shift in the sources of these revenues as a result of the Company's tentative agreements with Pacific Bell (the "Pacific Bell Agreements"), effective concurrently with the Company's exit from the intrastate settlement pools. Of the Company's total revenues in 1993 and 1992, 36% and 34%, respectively, was recorded under these tentative agreements. Definitive agreements were executed in February 1994 and had no significant effect on revenues recorded in 1993 and 1992 under the tentative agreements. In addition, certain billings to interexchange carriers previously reported to and divided by the pool are now retained by the Company.

Under the Pacific Bell Agreements, the Company billed Pacific Bell various charges in connection with the provision of services within the Company's Local Access Transport Area, one of ten in California. In addition, as a result of the Pacific Bell Agreements the Company recognized transition revenues of $16.5 million and $15 million in 1993 and 1992, respectively, which will be reduced over an approximate six year period, commencing in a year to be determined by future regulatory developments, and ultimately eliminated. To avoid potential adverse effects on future results of operations, the Company must either seek adjustments to tariffed rates for services, increase productivity or both.

Local service revenues increased approximately $3.8 million, or 11% over 1992. Of the total increase, approximately $2.3 million was related to an increase in extended area service revenues recognized under the Pacific Bell Agreements discussed above. In addition, local service revenues were positively affected by a 5% growth in access lines and increased revenues associated with custom calling and enhanced network services.

Network access and long distance revenues result from charges assessed to carriers and end users for use of the local exchange network and from transition revenues described above. In 1993, network access revenues increased slightly to $37.5 million, reflecting growth in minutes of use volumes and higher interstate settlements from the National Exchange Carrier Association. Positive settlement adjustments which were recorded in 1992 and did not reoccur in 1993 reduced the effect of this increase and also caused a decrease in long distance revenues. Long distance revenues, comprised largely of transition revenues from Pacific Bell, decreased $727,000 to $7.8 million.

Operating Expenses:

Operating expenses in 1993 increased approximately $5.1 million or 9% compared to 1992. The increase in operating expenses was due primarily to a combination of 1) software purchases and improvements in the Company's data systems to implement movement from a mainframe platform to a client/server platform and to implement a wide area network, 2) higher costs associated with the Company's numerous regulatory proceedings, 3) higher pension costs resulting from changes in actuarial assumptions, 4) normal inflationary factors, and 5) increased costs associated with serving a larger number of access lines. Depreciation expense increased as a result of increased plant levels.

Other Income (Expense):

Other income, which consists primarily of income attributable to the Company's interest in Sacramento-Valley Limited Partnership, interest income from cash equivalents and short-term investments and allowance for funds used during construction (AFUDC), increased $2.4 million over 1992, due primarily to improved results of operations of the partnership and a significant increase in AFUDC due to the construction of the Company's new Industrial Avenue facility. Other expense consists primarily of interest expense arising from the $25,000,000 long-term debt facility obtained in March 1992 and the $15,000,000 facility obtained in November 1993. Total interest expense was approximately $2.2 million compared to $2.1 million in 1992 resulting from a combination of slightly increased average borrowings offset by lower interest rates.

Income Taxes:

Income tax expense for 1993 increased approximately $932,000 due to the increase in income subject to tax and an increase in the effective tax rate resulting from the implementation of the Revenue Reconciliation Act of 1993 which retroactively increased the corporate federal income tax rate to 35% beginning January 1, 1993. The effective federal and state income tax rate was 40.6% compared to 39.9% in 1992.

1992 versus 1991

Operating Revenues:

The Pacific Bell Agreements, effective beginning in 1992, as previously discussed, significantly affected the comparability of certain revenue categories between 1992 and 1991.

Local service revenues increased approximately $3.9 million, or 13% over 1991. Of this total increase, $2.0 million was due to increased extended area service revenues recognized under the Pacific Bell Agreements. Additionally, local service revenues were positively affected by a 4% growth in access lines and increased custom calling and enhanced network service revenues.

In 1992, long distance service revenues resulted primarily from transition revenues. In the aggregate, network access and long distance service revenues decreased $1.8 million or 4%. In 1991, the Company received approximately $4 million from the California High Cost Fund ("CHCF"), and did not request CHCF support for 1992. This decrease was partially offset by an increase in interstate switched access revenues due to increases in minutes of use volumes and in tariffed rates, and higher settlements from the National Exchange Carrier Association. The remaining increase in network access revenues and the remaining decrease in long distance service revenues was due to the shift in the sources of these revenues as described above.

Operating Expenses:

Total operating expenses in 1992 remained at essentially the same level as in 1991. The cost of services and products decreased by $1.6 million primarily due to decreases in network software expense and the cost of sales associated with lower nonregulated equipment sales volumes. Depreciation expense increased by $1.5 million due to an increase in average plant in service. General and administrative expenses decreased due to the incurrence of nonrecurring information management expenses in 1991.

Other Income (Expense):

Other income (expense), net increased approximately $973,000 over 1991, due primarily to an increase in interest expense of $1.1 million as a result of the Company's incurrence of $25 million in long-term indebtedness in March 1992 for major construction projects and general corporate purposes.

Income Taxes:

Income tax expense for 1992 increased approximately $1.2 million due principally to the increase in income subject to tax. The effective federal and state income tax rate was 39.9% in both 1992 and 1991.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, the Company's operations continue to provide positive cash flows. Net cash provided by operating activities amounted to $36.6 million, $31.4 million and $33.2 million in 1993, 1992 and 1991, respectively. The increase in 1993 was due primarily to increases in net income, payables, accrued liabilities and other deferred credits. During 1993, the Company utilized cash flows from operations and existing cash and cash equivalents to fund capital expenditures in the amount of $35.5 million and cash dividends of $7.8 million. Capital expenditures were larger in 1993 than the $22.6 million in 1992 and the $25.9 million in 1991 due to the completion in 1993 of the new Industrial Avenue facility.

In February 1992, the Company received authority from the P.U.C. to issue and sell up to an aggregate $40 million of its long-term notes. The Company issued the initial $25 million in March 1992, and the remaining $15 million in November 1993.

The Company's most significant use of funds in 1994 is expected to be for budgeted capital expenditures of approximately $21.5 million for central office equipment and cable and wire facilities. It is anticipated that the Company's capital requirements in 1994 will be met from cash flows from operations and existing cash, cash equivalents and short-term investments. The Company does not presently anticipate that it will commence any securities offerings in 1994.

Inflation

While the Company is not immune from increased costs brought on by inflation and regulatory requirements, the impact of such items on the Company's operations and financial condition depends partly on results of future rate cases and the extent to which increased rates can be translated into improved earnings.

Regulatory Matters

The Company's financial condition is and continues to be affected by recent and future proceedings by the P.U.C. Pending before the P.U.C. are proceedings which are considering:

     Broad competition for the first time within the Company's LATA with regard to IntraLATA toll

     Rate design proposals by all California local exchange carriers to revise toll, access, private line and basic exchange rates

     Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

     Rules that will allow non-discriminatory open access to the local exchange company's central office and authorize broader competition for intrastate switched transport services

The P.U.C. has expressed its expectation that the Company will file an application for a general rate proceeding and its election under the new incentive-based regulatory framework for telephone utilities. The Company anticipates submitting a test year 1995 general rate case application during calendar year 1994. The potential future impact of this proceeding can not be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California in which it proposes to open all markets to competition by January 1, 1997 and aggressively streamline regulation to accelerate the pace of innovation in the California telecommunications marketplace. The P.U.C. plans to consider these proposals in future proceedings.

The Company believes it meets the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result.

Item 8.  Financial Statements and Supplementary Data.
                                                                           Page

Report of independent auditors

Consolidated balance sheets as of December 31, 1993 and 1992

Consolidated statements of income for each of the three years in the period ended December 31, 1993

Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1993

Consolidated statements of cash flows for each of the three years in the period ended December 31, 1993

Notes to consolidated financial statements





                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Roseville Telephone Company


We have audited the accompanying consolidated balance sheets of Roseville Telephone Company as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Telephone Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                       ERNST & YOUNG


Sacramento, California
February 25, 1994



                           ROSEVILLE TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992

                    ASSETS                           1993           1992
                    ------                          ------         -----
Current assets:
Cash and cash equivalents                       $  9,847,000   $ 11,200,000
Short-term investments                             8,920,000              -
Accounts receivable (less allowances of $47,000
and $94,000, respectively)                        16,109,000     15,017,000
Refundable income taxes                              944,000              -
Inventories                                        1,115,000        860,000
Deferred income tax asset                          1,129,000      1,029,000
Prepaid pension cost                                       -        824,000
Prepaid expenses and other current assets            434,000        456,000
                                                ------------   ------------
Total current assets                              38,498,000     29,386,000

Property, plant and equipment:
In service                                       226,170,000    189,447,000
Under construction                                 2,757,000     13,932,000
                                                ------------   ------------
                                                 228,927,000    203,379,000
Less accumulated depreciation                     60,356,000     58,694,000
                                                ------------   ------------
                                                 168,571,000    144,685,000
Investments and other assets:
Cellular partnership                              17,327,000     15,771,000
Deferred charges and other assets                  2,063,000        918,000
                                                ------------   ------------
                                                  19,390,000     16,689,000
                                                ------------   ------------

                                                $226,459,000   $190,760,000
                                                ============   ============


                           See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1993 and 1992


   LIABILITIES AND SHAREHOLDERS' EQUITY          1993          1992
   ------------------------------------          ----          ----
Current liabilities:
Accounts payable and other accrued
liabilities                                  $ 7,908,000     $4,777,000
Net payables to telecommunications
entities                                       6,569,000      7,531,000
Advance billings and customer deposits         1,375,000      1,394,000
Accrued income taxes                                   -         52,000
Accrued pension cost                             603,000              -
Accrued compensation                           2,688,000      2,398,000
                                            ------------   ------------
Total current liabilities                     19,143,000     16,152,000

Long-term debt                                40,000,000     25,000,000

Commitments and contingencies
(Notes 1 and 5)

Deferred credits and other liabilities:
Deferred income taxes                         20,071,000     18,225,000
Deferred investment tax credits                  885,000      1,103,000
Other                                          3,439,000      2,121,000
                                            ------------   ------------
                                              24,395,000     21,449,000

Shareholders' equity:
Common stock, without par value; 20,000,000
shares authorized, 13,399,194 shares issued
and outstanding (12,765,141 shares in 1992)  130,287,000    115,704,000
Retained earnings                             12,634,000     12,455,000
                                            ------------   ------------
Total shareholders' equity                   142,921,000    128,159,000
                                            ------------   ------------
                                            $226,459,000   $190,760,000
                                            ============   ============



                            See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1993, 1992 and 1991


                                         1993          1992           1991
                                         ----          ----           ----
Operating revenues:
Local service                        $36,883,000    $33,108,000   $29,173,000
Network access service                37,466,000     36,807,000    31,587,000
Long distance service                  7,781,000      8,508,000    15,539,000
Directory advertising                  6,085,000      5,592,000     4,755,000
Other                                  8,565,000      8,265,000     7,407,000
                                    ------------   ------------   -----------
Total operating revenues              96,780,000     92,280,000    88,461,000

Operating expenses:
Cost of services and products         23,138,000     21,454,000    23,063,000
Depreciation                          12,453,000     12,249,000    10,725,000
Customer operations                   10,717,000      9,533,000     9,208,000
General and administrative            11,951,000      9,947,000    10,450,000
Other                                  1,571,000      1,575,000     1,555,000
                                    ------------   ------------  ------------
Total operating expenses              59,830,000     54,758,000    55,001,000
                                    ------------   ------------  ------------
Income from operations                36,950,000     37,522,000    33,460,000

Other income (expense):
Interest income                          285,000        403,000        59,000
Interest expense                      (2,220,000)    (2,056,000)     (992,000)
Equity in earnings of cellular
partnership                            1,579,000         66,000       484,000
Allowance for funds used during
construction                           1,356,000        393,000       315,000
Other, net                               (48,000)       (60,000)     (147,000)
                                    ------------   ------------  ------------
Total other income (expense), net        952,000     (1,254,000)     (281,000)
                                    ------------   ------------  ------------
Income before income taxes            37,902,000     36,268,000    33,179,000

Income taxes                          15,384,000     14,452,000    13,239,000
                                    ------------   ------------   -----------
Net income                           $22,518,000    $21,816,000   $19,940,000
                                    ============   ============   ===========
Per share of common stock:

Net income                             $1.68          $1.63         $1.49
                                       =====          =====         =====
Cash dividends                         $ .58          $ .55         $ .53
                                       =====          =====         =====
Shares of common stock used to
calculate per share data              13,399,194     13,399,194    13,399,194
                                    ============   ============   ===========

                           See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1993, 1992 and 1991


                                Common Stock
                         -------------------------
                           Number of                   Retained
                            Shares       Amount       earnings        Total
                        ------------ ------------  ------------   ------------
Balance at December 31,
1990                     11,586,000   $89,763,000   $11,068,000   $100,831,000
5% stock dividend, at
fair value:
Shares                      575,251    12,655,000   (12,655,000)             -
Cash in lieu of
fractional shares                 -             -       (89,000)       (89,000)
Cash dividends                    -             -    (6,952,000)    (6,952,000)
Net income                        -             -    19,940,000     19,940,000
                        ------------ ------------  ------------   ------------
Balance at December 31,
1991                     12,161,251   102,418,000    11,312,000    113,730,000
5% stock dividend, at
fair value:
Shares                      603,890    13,286,000   (13,286,000)             -
Cash in lieu of
fractional shares                 -             -       (91,000)       (91,000)
Cash dividends                    -             -    (7,296,000)    (7,296,000)
Net income                        -             -    21,816,000     21,816,000
                         ----------- ------------  ------------   ------------
Balance at December 31,
1992                     12,765,141   115,704,000    12,455,000    128,159,000
5% stock dividend, at
fair value:
Shares                      634,053    14,583,000   (14,583,000)             -
Cash in lieu of
fractional shares                 -             -       (97,000)       (97,000)
Cash dividends                    -             -    (7,659,000)    (7,659,000)
Net income                        -             -    22,518,000     22,518,000
                         ----------- ------------  ------------   ------------
Balance at December 31,
1993                     13,399,194  $130,287,000   $12,634,000   $142,921,000
                         =========== ============  ============   ============



                           See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1993, 1992 and 1991
                Increase (Decrease) in Cash and Cash Equivalents

                                      1993           1992           1991
                                      ----           ----           ----
Cash flows from operating
activities:
Net income                        $22,518,000     $21,816,000    $19,940,000
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                       12,453,000      12,249,000     10,725,000
Equity component of allowance for
funds used during
construction                         (976,000)       (322,000)      (277,000)
Amortization of investment tax
credits                              (218,000)       (217,000)      (222,000)
Provision for deferred income
taxes                               2,743,000       2,912,000      1,625,000
Equity in earnings of cellular
partnership                        (1,579,000)        (66,000)      (484,000)
Other, net                            121,000         105,000        219,000
Net changes in:

Accounts receivable, net           (1,092,000)     (2,401,000)    (1,132,000)
Refundable income taxes              (944,000)              -              -
Inventories, prepaid expenses and
other current assets                  591,000         756,000     (1,468,000)
Payables, accrued liabilities and
other deferred credits              3,082,000      (2,320,000)     3,734,000
Accrued income taxes                  (52,000)     (1,134,000)       586,000
                                  -----------     -----------    -----------

Net cash provided by operating
activities                         36,647,000      31,378,000     33,246,000

Cash flows from investing
activities:
Capital expenditures for property,
plant and equipment               (35,484,000)    (22,588,000)   (25,865,000)
Purchases of short-term
investments                        (8,920,000)              -              -
Investment in cellular
partnership                        (1,387,000)     (1,721,000)    (4,218,000)
Return of investment in cellular
partnership                         1,410,000               -              -
Other, net                           (863,000)       (402,000)       152,000
                                  -----------    ------------    -----------

Net cash used in investing
activities                        (45,244,000)    (24,711,000)   (29,931,000)


                           See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1993, 1992 and 1991
                Increase (Decrease) in Cash and Cash Equivalents

                                        1993           1992           1991
                                        ----           ----           ----
Cash flows from financing
activities:
Proceeds of short-term borrowings             -              -      4,550,000
Proceeds of long-term debt           15,000,000     25,000,000              -
Principal payments of long-term
debt                                          -    (13,270,000)    (1,180,000)
Dividends paid and fractional share
amounts                             (7,756,000)     (7,387,000)    (7,041,000)
                                   -----------     -----------    -----------
Net cash provided by (used in)
financing activities                 7,244,000       4,343,000     (3,671,000)

Increase (decrease) in cash and cash
equivalents                         (1,353,000)     11,010,000       (356,000)

Cash and cash equivalents at
beginning of year                   11,200,000         190,000        546,000
                                   -----------     -----------     ----------

Cash and cash equivalents at end of
year                                $9,847,000     $11,200,000     $  190,000
                                    ===========    ===========     ==========



                            See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1993, 1992 and 1991

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and basis of accounting

     Roseville Telephone Company (the "Company") is engaged in the business of furnishing communications and related services principally within its service area in Northern California. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed for telephone companies by the Federal Communications Commission (the "F.C.C").

     The Company believes it meets the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result.

     The Company engages in nonregulated activities through its RCC Communications division ("RCC"). Products and services provided by RCC include the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring and paging services.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated. The Company's 23.5% interest in the Sacramento-Valley Limited Partnership is accounted for using the equity method. The Company's portion of undistributed earnings of this partnership included in the Company's consolidated retained earnings at December 31, 1993 amounted to approximately $3,075,000.

     Cash equivalents and short-term investments

     The Company invests its excess cash in various investment grade, short-term, interest-bearing investments. As of December 31, 1993, cash equivalents and short-term investments consist of an interest-bearing cash account and commercial paper. The Company has not experienced any losses on such investments.

     For purposes of reporting cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair values of financial instruments

     As of December 31, 1993 and 1992, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management of the Company believes that their carrying amounts approximate their fair values as of December 31, 1993 and 1992. Fair values for short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment of approximately $9,886,000, $947,000 and $4,353,000 in 1993, 1992 and 1991, respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

     Investment tax credits

     Investment tax credits on utility property acquired subsequent to 1980 were deferred and are being amortized to income over the productive lives of the related property for rate-making and financial reporting purposes. For tax return purposes, investment tax credits reduced federal income tax expense in the year they arose or became available. The Tax Reform Act of 1986 effectively eliminated investment tax credits after December 31, 1985.

     Revenues

     The Company is subject to regulation by the F.C.C. and the Public Utilities Commission of the State of California (the "P.U.C."). Pending and future regulatory actions may have a significant impact on the Company's future operations and financial condition.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In years prior to 1992, a significant portion of the Company's network access and long distance service revenues, as well as certain portions of local service revenues, resulted from the Company's participation in pooling and settlement arrangements. Such arrangements are processes whereby amounts billed by local exchange carriers are reported to the pool and ultimately divided among the pool participants on the basis of a pool-wide rate of return. Beginning in 1992, there was a significant shift in the sources of these revenues as a result of the Company's tentative agreements with Pacific Bell (the "Pacific Bell Agreements"), effective concurrently with the Company's exit from the intrastate settlement pools. Of the Company's total revenues in 1993 and 1992, 36% and 34%, respectively, was recorded under these tentative agreements. Definitive agreements were executed in February 1994 and had no significant effect on revenues recorded in 1993 or 1992 under the tentative agreements. In addition, certain billings to interexchange carriers previously reported to and divided by the pool are now retained by the Company.

     Under the Pacific Bell Agreements, the Company billed Pacific Bell various charges in connection with the provision of services within the Company's Local Access Transport Area, one of ten in California. In addition, as a result of the Pacific Bell Agreements the Company recognized transition revenues of $16.5 million and $15 million in 1993 and 1992, respectively, which will be reduced over an approximate six year period, commencing in a year to be determined by future regulatory developments and ultimately eliminated. To avoid potential adverse effects on future results of operations, the Company must either seek adjustments of tariffed rates for services, increase productivity or both. The implementation of the Pacific Bell Agreements significantly affected the comparability of certain revenue categories between 1992 and 1991.

     Depreciation

     Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 6.56%, 6.75% and 6.55% in 1993, 1992 and 1991, respectively.

     The cost of property, plant and equipment used in nonregulated activities is depreciated over their estimated useful lives, which range from 3 to 5 years, on a straight-line basis.

     Allowance for funds used during construction

     The F.C.C. and the P.U.C. allow the Company to capitalize an allowance for funds used during construction, which includes both an interest and return on equity component. Such amounts are reflected as a cost of constructing certain plant assets and as an element of "Other income."

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income taxes

     Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, accordingly, the Company's prior consolidated financial statements were not restated. SFAS No. 109 requires companies to record deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Additionally, SFAS No. 109 requires adjustments of deferred tax assets and liabilities for changes in tax laws or rates (such as the Revenue Reconciliation Act of 1993), and requires recognition of a regulatory asset or liability when it is probable that deferred taxes would be reflected in future rates of regulated companies. The adoption of SFAS No. 109 and the implementation of the Revenue Reconciliation Act of 1993 did not have a material effect on the Company's consolidated financial position or results of operations.

     Prior to January 1, 1993, deferred income taxes were provided in accordance with Accounting Principles Board Opinion No. 11 ("APB No. 11")for the tax effect of all timing differences between financial statement income and taxable income, except for items that were not allowable by the P.U.C. as deferred tax expense for rate-making purposes.

     Per share amounts

     Net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends.

     Statements of cash flows information

     During 1993, 1992 and 1991, the Company made payments for interest and income taxes as follows (in thousands):

                                                1993        1992       1991
                                                ----        ----       ----

     Interest (net of amounts capitalized)    $ 1,747    $  1,497    $ 1,049
     Income taxes                             $13,855    $ 12,891    $11,250

     Reclassifications

     Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to conform with the presentation of the 1993 consolidated financial statements.


     2.   LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 1993 consisted of the following:

          $25,000,000 under an unsecured, long-term credit arrangement with a bank, with interest payable quarterly at rates increasing from 8.16% to 8.46% during the period of the loan. Principal payments are due in equal quarterly installments of $893,000, commencing in June 1995, and ending in April 2002.

          On November 17, 1993, the Company borrowed $15,000,000 under an unsecured, long-term credit arrangement with a bank. Borrowings under the new credit arrangement bear interest, which is payable quarterly, at a fixed rate of 6.22%. Principal payments are due in equal quarterly installments of $536,000, commencing in March 31, 1997, and ending in December 2003.

     At December 31, 1993, the aggregate maturity requirements on all long-term debt are $2,679,000, $3,572,000, $5,716,000, and $5,716,000 in 1995, 1996,
     1997 and 1998, respectively.

     The aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1993 was unrestricted.


3.   INCOME TAXES

     The income tax provisions consist of the following components (in thousands):

                                                  1993       1992       1991
                                                  ----       ----       ----
Current expense:
      Federal                                    $9,633     $8,730     $8,810
      State                                       3,226      3,027      3,026
                                                -------    -------    -------
                                                 12,859     11,757     11,836
     Deferred expense:
      Federal                                     2,484      2,552      1,550
      State                                         259        360         75
                                                 ------    -------    -------
                                                  2,743      2,912      1,625

     Amortization of investment tax credits        (218)      (217)      (222)
                                               --------    -------    -------
                                                $15,384    $14,452    $13,239
                                               ========    =======    =======

     The income tax provisions differ from those computed by using the statutory federal rate (35% in 1993, and 34% in 1992 and 1991) for the following reasons (in thousands):

                                                   1993       1992       1991
                                                   ----       ----       ----

     Computed at statutory rates                 $13,266    $12,331    $11,281

     Increase (decrease):
      State taxes, net of federal benefit          2,265      2,235      2,047

      Benefit of the rate differential
       applied to reversing timing
       differences                                  (115)      (207)      (325)

      Other, net                                     (32)        93        236
                                                 -------    -------    -------
Income tax provision                             $15,384    $14,452    $13,239
                                                 =======    =======    =======
Effective federal and state rate                   40.6%      39.9%      39.9%
                                                 =======    =======    =======


3.   INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1993 (in thousands):

                                                   Deferred Income Taxes
                                                  ----------------------
                                                   Assets      Liabilities
                                                   ------      -----------

Property, plant and equipment - primarily due to
depreciation differences                         $      -      $  21,614

     Differences in the timing of recognition
      of revenues                                   2,871              -

     Cellular partnership                               -          2,708

     State franchise taxes                          1,129              -

     Other, net                                     1,380              -
                                               ----------     ----------

Total                                               5,380         24,322

Less current portion                                1,129              -
                                              -----------     ----------

                                                $   4,251      $  24,322
                                              ===========     ==========
Net long-term deferred income tax liability                    $  20,071
                                                              ==========

     As of January 1, 1993 and December 31, 1993, there was no valuation allowance for deferred tax assets.

3.   INCOME TAXES (CONTINUED)

    During 1992 and 1991, in accordance with APB No. 11, the deferred income tax provisions resulted from differences in the timing of recognizing certain revenues and expenses for financial reporting and income tax purposes. The components of the aggregate deferred income tax provisions were as follows (in thousands):

                                                     1992          1991
                                                     ----          ----
Tax depreciation in excess of book depreciation   $ 1,759       $  2,268

     Differences in the timing of
      recognition of revenues                         504           (633)

     Differences between book and tax income
      (loss) attributable to the Company's
      investment in a cellular partnership            736            260

     Benefit of the rate differential applied
      to reversing timing differences                (207)          (325)

     Other, net                                       120             55
                                                ---------     ----------
Deferred income tax provision                     $ 2,912       $  1,625
                                                =========     ==========

4.   PENSION, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Plan assets are primarily invested in collective trust accounts, government and government agency obligations, publicly traded stocks and bonds and mortgage-related securities.

     Net periodic pension cost for the years ended December 31, 1993, 1992 and 1991 includes the following components (in thousands):

                                                    1993      1992       1991
                                                    ----      ----       ----
Service cost-benefits earned during the
     period                                        $2,149    $1,544    $1,252
     Interest cost on projected benefit
     obligation                                     3,131     2,727     2,252
     Actual return on plan assets                  (2,313)   (1,592)   (3,113)
     Net amortization and deferral                    910       (80)    1,786
                                                   -------   -------  -------
Net pension cost                                   $3,877    $2,599    $2,177
                                                   =======   =======  =======

     The following table sets forth the defined benefit plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1993 and 1992 (in thousands):
                                                             1993        1992
                                                             ----        ----
Actuarial present value of benefit obligations:
      Vested benefit obligation                            $29,717     $25,054
      Nonvested benefit obligation                             646         483
                                                         ---------    --------
     Accumulated benefit obligation                        $30,363     $25,537
                                                         =========    ========

     Plan assets at fair value                             $31,369     $27,659
     Less projected benefit obligation                     (47,383)    (39,609)
                                                           --------    --------
Projected benefit obligation in excess of
     plan assets                                           (16,014)    (11,950)
     Unrecognized net loss                                  12,614       9,260
     Unrecognized transition obligation                      3,247       3,514
                                                           --------    --------
     Prepaid (accrued) pension cost                        $  (603)    $   824
                                                           ========    ========

4.   PENSION, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

     The discount rates used in determining the projected benefit obligation at December 31, 1993 and 1992 were 7% and 7.5%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% at December 31, 1993 and 1992. The expected long-term rate of return on plan assets used in determining net pension cost was 8% in 1993, and 8.5% in 1992 and 1991. Changes in the discount rate and expected long-term rate of return on plan assets increased pension cost $1,054,000 in 1993.

     The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under
     Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions, as defined in the plan, amounted to approximately $903,000, $731,000 and $623,000 in 1993, 1992 and 1991, respectively. At December 31, 1993, 7% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

     Effective January 1, 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 106 requires accrual of the expected ultimate cost of providing benefits during the years that the employee renders the necessary service. Prior to the Company's adoption of SFAS No. 106, the cost of postretirement benefits was generally recognized as paid. Presently, the Company provides certain postretirement benefits other than pensions to substantially all employees, including a stated reimbursement for Medicare supplemental insurance and life insurance benefits. SFAS No. 112 establishes certain requirements for accounting for benefits provided to former or inactive employees after employment but before retirement. The adoption of SFAS No. 106 and No. 112 did not have a material effect on the Company's consolidated financial position or results of operations.

5.   COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rental expense amounted to $1,137,000, $936,000 and $961,000 in 1993, 1992 and 1991, respectively.

     At December 31, 1993, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant.

     Other commitments

     The Company's budgeted capital expenditures for the year ending
     December 31, 1994 approximate $21.5 million. Binding commitments for such planned expenditures at December 31, 1993 were not significant.

     Litigation

     The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition or results of operations of the Company.

6.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

     As discussed more fully in Note 1 - Revenues, approximately 36% and 34% of the Company's consolidated operating revenues in 1993 and 1992, respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements (such amounts represented less than 10% of the Company's consolidated operating revenues in 1991). Approximately 10%, 10% and 11% of the Company's consolidated operating revenues in 1993, 1992 and 1991, respectively, were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 17, 1994.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 17, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 17, 1994.

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.

(a)                 1 and 2.  Financial Statements and Financial Statement
                    Schedules

                         The financial statements and schedules listed in the
                    accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

                    3.   Exhibits

                         The exhibits listed on the accompanying Index to
                    Exhibits are filed as part of this annual report.

(b)                      Reports on Form 8-K

                         No reports on Form 8-K were filed during the fourth
                    quarter of 1993.

                           ROSEVILLE TELEPHONE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                              (Item 14(a) 1 and 2)

                                                                        PAGE

Report of independent auditors                                           14

Consolidated balance sheets as of December 31, 1993 and 1992             15

Consolidated statements of income for each of the three years in
the period ended December 31, 1993                                       17

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1993                        18

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1993                                    19

Notes to consolidated financial statements                               21

Financial statement schedules for each of the three years in the period ended December 31, 1993

    V  Property, plant and equipment                                     34

   VI  Accumulated depreciation                                          36

 VIII  Valuation and qualifying accounts                                 37

   IX  Short-term borrowings                                             38

    X  Supplementary income statement information                        39


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                           ROSEVILLE TELEPHONE COMPANY
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                          Balance       Net                  Other     Balance
                            at       additions              changes       at
                         beginning  (transfers)  Retire-     - add      end of
    Classification       of period    at cost     ments     (deduct)    period
    ---------------      ---------  ----------  ---------  ---------  ---------
Year ended December 31,
1993:
In service:
Land                     $  3,908   $       -   $      -   $      -    $ 3,908
Buildings                  28,777      24,232          4          -     53,005
Central office
equipment                  63,968      12,638      8,951          -     67,655
Cable and wire
facilities                 75,351       5,220        578          -     79,993
Furniture and office
equipment                  10,650       4,341        278          -     14,713
Vehicles and other work
equipment                   4,634         511         75          -      5,070
Nonregulated
equipment                   2,159         693      1,026          -      1,826
                        ---------   ---------   --------   --------   --------
                          189,447      47,635     10,912          -    226,170
Under construction         13,932     (11,175)         -          -      2,757
                        ---------   ---------   --------   --------   --------
                         $203,379   $  36,460   $ 10,912    $     -   $228,927
                         ========   =========   ========   ========   ========


Year ended December 31,
1992:
In service:
Land                    $   3,909   $       -   $      1   $      -   $  3,908
Buildings                  28,127         651          1          -     28,777
Central office
equipment                  62,229       2,126        387          -     63,968
Cable and wire
facilities                 69,254       6,397        300          -     75,351
Furniture and office
equipment                   9,499       1,296        145          -     10,650
Vehicles and other work
equipment                   4,247         500        113          -      4,634
Nonregulated
equipment                   1,855         440        136          -      2,159
                        ----------  ---------   --------   ---------  --------
                          179,120      11,410      1,083          -    189,447
Under construction          2,432      11,500          -          -     13,932
                       ----------  ----------   --------   ---------  ---------
                        $ 181,552   $  22,910   $  1,083   $      -   $203,379
                       ==========  ==========  =========   =========  =========


                           ROSEVILLE TELEPHONE COMPANY
             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                          Balance       Net                  Other     Balance
                             at      additions              changes       at
                         beginning  (transfers)  Retire-     - add      end of
     Classification      of period    at cost     ments     (deduct)    period
    ---------------      ---------  ----------  ---------  ---------  ---------
Year ended December 31,
1991:
In service:
Land                     $  2,436   $   1,473   $      -   $      -   $  3,909
Buildings                  26,086       2,071         30          -     28,127
Central office
equipment                  51,390      13,720      2,881          -     62,229
Cable and wire
facilities                 63,347       6,334        427          -     69,254
Furniture and office
equipment                   8,896       1,421        818          -      9,499
Vehicles and other work
equipment                   3,971         473        197          -      4,247
Nonregulated
equipment                   1,634         338        117          -      1,855
                        ---------   ---------  ---------   ---------  --------
                          157,760      25,830      4,470          -    179,120
Under construction          2,120         312          -          -      2,432
                        ---------   ---------  ---------   ---------  --------
                         $159,880   $  26,142   $  4,470   $      -   $181,552
                        =========   =========  =========   =========  ========

                           ROSEVILLE TELEPHONE COMPANY
                     SCHEDULE VI - ACCUMULATED DEPRECIATION
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                          Balance       Net                  Other     Balance
                             at      additions              changes       at
                         beginning  (transfers)  Retire-     - add      end of
     Classification      of period    at cost     ments     (deduct)    period
    ---------------      ---------  ----------  ---------  ---------  ---------
Year ended December 31,
1993:
Buildings                $   6,944   $    900    $     6   $       -  $  7,838
Central office
equipment                   22,655      5,977      8,735           -    19,897
Cable and wire
facilities                  20,616      3,152        639           -    23,129
Furniture and office
equipment                    4,331      1,624        279           -     5,676
Vehicles and other work
equipment                    2,220        413         50           -     2,583
Nonregulated equipment       1,928        387      1,082           -     1,233
                         ---------  ---------   --------   ---------  ---------
                          $ 58,694   $ 12,453    $10,791    $      -   $60,356
                         =========  =========   ========   =========  =========
Year ended December 31,
1992:
Buildings                  $ 6,103   $    841    $     -    $      -   $ 6,944
Central office
equipment                   16,910      6,009        264           -    22,655
Cable and wire
facilities                  18,068      2,930        382           -    20,616
Furniture and office
equipment                    3,069      1,405        143           -     4,331
Vehicles and other work
equipment                    1,934        384         98           -     2,220
Nonregulated equipment       1,339        680         91           -     1,928
                         ---------  ---------   --------   ---------  --------
                           $47,423   $ 12,249    $   978   $       -   $58,694
                          ========   ========   ========   =========  ========
Year ended December 31,
1991:
Buildings                  $ 5,347   $    785    $    29   $       -  $  6,103
Central office
equipment                   14,345      5,234      2,669           -    16,910
Cable and wire
facilities                  15,861      2,704        497           -    18,068
Furniture and office
equipment                    2,577      1,308        816           -     3,069
Vehicles and other work
equipment                    1,752        355        173           -     1,934
Nonregulated equipment       1,067        339         67           -     1,339
                         ---------  ---------   ---------  ---------  ---------
                          $ 40,949   $ 10,725    $ 4,251   $       -  $ 47,423
                         =========  =========  =========   =========  =========

(1)Sales and retirements are net of salvage value and costs of removal.

                           ROSEVILLE TELEPHONE COMPANY
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                                  Additions
                           ------------------------
              Balance at    Charged to  Charged to                  Balance at
             beginning of   costs and      other                      end of
Description     period       expenses   accounts(1)  Deductions(2)    period
- -----------  ------------  -----------  -----------  ------------- ------------
Allowance for doubtful
accounts:

1993            $ 94           $106        $122          $275          $ 47
                ====           ====        ====          ====          ====
1992            $162           $ 87        $116          $271          $ 94
                ====           ====        ====          ====          ====
1991            $235           $ 69        $244          $386          $162
                ====           ====        ====          ====          ====

















(1)  Represents collection of accounts previously written-off.
(2)  Represents accounts written-off.


                           ROSEVILLE TELEPHONE COMPANY
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                                                                      Weighted
                                           Maximum       Average      average
                      Balance  Weighted     amount        amount      interest
                      at end   average   outstanding   outstanding      rate
Category of aggregate   of     interest   during the    during the   during the
short-term borrowings period     rate       period      period(1)    period(2)

- --------------------- -------   -----      -------      ---------    ---------

Year ended December 31, 1993
- ----------------------------

  Not applicable       $   -       -%      $      -      $      -          -%


Year ended December 31, 1992
- ----------------------------

  Not applicable(3)    $   -       -%      $      -      $      -          -%


Year ended December 31, 1991
- ----------------------------

  Bank line of credit
   agreement           $   -(3) 5.25%      $ 13,500      $  5,587       6.97%








(1)The average amount of short-term borrowings during each period was determined by multiplying the amount of each advance during the period by the percentage of the period for which it was outstanding.

(2)The approximate weighted average interest rate for each period was determined by dividing interest expense applicable to the borrowing by the average amount outstanding during the period.

(3)Borrowings outstanding under this bank line of credit agreement at December 31, 1991, and subsequent thereto until its refinancing in March 1992 on a long-term basis, were classified as long-term debt in the Company's Consolidated Balance Sheet.

                           ROSEVILLE TELEPHONE COMPANY
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                                 Charged to costs and expenses
                                 -----------------------------
                                    Year ended December 31,
                                    -----------------------

                                 1993         1992        1991
                                 ----         -----       ----
1.  Taxes, other than
    payroll and income
    taxes                        $1,571      $1,575       $1,555


Maintenance and repairs is the primary component of plant operations expense, which is included in "Cost of services and products" in the Company's Consolidated Statements of Income. Plant operations expense amounted to $12,911,000, $11,397,000 and $12,419,000 in 1993, 1992 and 1991, respectively.
Depreciation and amortization of intangible assets, preoperating costs and similar deferrals, royalties paid and advertising costs incurred were insignificant in each year presented.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 25, 1994       By:     /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 25, 1994       By:      /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25, 1994       By:     /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 25, 1994       By:      /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer
                                     (Chief Financial Officer
                                     and Principal Accounting
                                     Officer); Director


Date:  March 25, 1994                /s/ Thomas E. Doyle
                                     Thomas E. Doyle
                                     Director


Date:  March 25, 1994                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director


Date:  March 25, 1994                /s/ John R. Roberts III
                                     John R. Roberts III
                                     Director

                           ROSEVILLE TELEPHONE COMPANY
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)

                                                               Method
 Exhibit No.                  Description                    of Filing     Page
 -----------                  -----------                    ---------     ----

    3(a)      Restated Articles of Incorporation of the     Incorporated    -
              Company (Filed as Exhibit I to Form 10-Q      by reference
              Quarterly Report for the quarter ended June
              30, 1980), together with Certificate of
              Amendment amending such Restated Articles of Incorporation (as filed with Exhibit
              3(a) to Form 10-K Annual Report for the
              year ended December 31, 1982), and
              Certificate of Amendment further amending such Restated Articles of Incorporation, as amended (Filed as Exhibit 3A to Form 10-K
              Annual Report for the year ended December
              31, 1983)

    3(b)      Certificate of Amendment of Articles of       Incorporated    -
              Incorporation (Filed as Exhibit 3(b) to       by reference
              Form 10-K Annual Report for the year ended
              December 31, 1988)

    3(c)      Bylaws of the Company, as amended to date     Incorporated    -
              (Filed as Exhibit 3(c)to Form 10-K Annual     by reference
              Report for the year ended December 31,
              1988)

    10(a)     Sacramento-Valley Limited Partnership         Incorporated    -
              Agreement, dated April 4, 1984 (Filed as      by reference
              Exhibit I to Form 10-Q Quarterly Report for the quarter ended March 31, 1984)

    10(b)     Credit Agreement with Bank of America         Incorporated    -
              National Trust and Savings Association,       by reference
              dated March 27, 1992, with respect to
              $25,000,000 term loan.  (Filed as Exhibit
              10(a) to Form 10-Q Quarterly Report for the quarter ended March 31, 1992)

    10(c)     Credit Agreement with Bank of America         Filed           -
              National Trust and Savings Association,       herewith
              dated January 4, 1994, with respect to
              $15,000,000 term loan.

    22(a)     List of subsidiaries (Filed as Exhibit        Incorporated    -
              22(a) to Form 10-K Annual Report for the      by reference
              year ended December 31, 1981)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 25, 1994       By:
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 25, 1994       By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25, 1994
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 25, 1994
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer
                                     (Chief Financial Officer
                                     and Principal Accounting
                                     Officer); Director

Date:  March 25, 1994
                                     Thomas E. Doyle,
                                     Director


Date:  March 25, 1994
                                     Ralph E. Hoeper,
                                     Director


Date:  March 25, 1994
                                     John R. Roberts III,
                                     Director