Form 10-Q
period 1994-03-31
ROSEVILLE TELEPHONE CO
filed 1994-05-12
CIK 85153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 1994

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

Yes    X             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of April 30, 1994, 13,399,194 shares of the registrant's Common Stock were outstanding.







                           ROSEVILLE TELEPHONE COMPANY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General
The condensed consolidated financial statements of Roseville Telephone Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.

2.   Cash Equivalents and Short-Term Investments
The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS No. 115"). Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1994 and January 1, 1994, all debt securities are designated as held-to-maturity as management believes it has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

The adoption of SFAS No. 115 had no effect on the Company's current or prior period financial statements. Following is a summary of the Company's investments by major security type at amortized cost which approximates fair value (in thousands):

                                                January 1,       March 31,
                                                  1994              1994

Corporate debt securities                       $ 12,876         $ 15,835
Certificate of deposit                          $  3,008         $      -
U.S. Government agency note                     $    983         $    983


Amounts included in cash and cash equivalents   $  7,947         $  6,944
Amounts included in short-term investments         8,920            9,874

                                                $ 16,867         $ 16,818

                           ROSEVILLE TELEPHONE COMPANY

PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues:

Operating revenues increased approximately $1.4 million, or 6% for the three months ended March 31, 1994 compared to the same period in 1993. The increase in operating revenues was principally due to 1) growth in access lines of 4.4%, 2) higher settlements from the National Exchange Carrier Association for recovery of increased costs and investment, and 3) higher intrastate access revenues resulting from increased message volumes.

Operating Expenses:

Operating expenses for the three months ended March 31, 1994 increased approximately $2.0 million, or 14% compared to the same period in 1993. The increase was due primarily to a combination of 1) software purchases and improvements in the Company's data systems to implement movement from a mainframe platform to a client/server platform and to implement a wide area network, 2) normal inflationary factors, and 3) increased costs associated with serving a larger number of access lines. In addition, Depreciation expense increased $1.3 million to $4.4 million for the three months ended March 31, 1994, attributable to the growth in property, plant and equipment and anticipated increases in depreciation rates.

Other Income (Expense), Net:

Other income (expense), net, increased $280,000 for the three months ended March 31, 1994 compared to the same period in 1993. The net change was due to an increase of $600,000 in the Company's income attributable to its interest in Sacramento-Valley Limited Partnership, offset by increased interest on long-term debt due to larger borrowings and a decrease in the allowance for funds used during construction.

Income Taxes:

Income tax expense for the three months ended March 31, 1994 decreased $65,000 compared to the same period in 1993, due to the decrease in income subject to income tax. The effective federal and state income tax rate was approximately 40% for the three months ended March 31, 1994 and 1993.

Liquidity and Capital Resources:

As reflected in the Consolidated Statements of Cash Flows, cash and cash equivalents increased approximately $2.6 million for the three months ended March 31, 1994. Capital expenditures of $3.5 million were due to on-going plant construction projects. Cash flows to meet the remaining 1994 budgeted capital expenditures of approximately $17.7 million are anticipated to be met from both positive net cash generated from operations and existing cash, cash equivalents and short-term investments.






Competition:

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

PART II

Item 1. Regulatory and Legal Proceedings

Except for the proceedings described below the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

The Company is subject to regulation by the Federal Communications Commission (the "F.C.C.") and the Public Utilities Commission of the State of California (the "P.U.C."). In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to effect the Company's interim financial statements at March 31, 1994.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


        ROSEVILLE TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (UNAUDITED)

                                              Quarter Ended    Quarter Ended
                                              March 31, 1993   March 31, 1994
                                              ===============  ===============

Operating Revenues                                $24,016,000      $25,460,000

Operating Expenses                                 14,353,000       16,373,000
                                              ---------------  ---------------
  Income From Operations                            9,663,000        9,087,000

Other Income (Expense), Net                         (204,000)           76,000
                                              ---------------  ---------------
Income Before Income Taxes                          9,459,000        9,163,000


Income Taxes                                        3,742,000        3,677,000
                                              ---------------  ---------------

NET INCOME                                         $5,717,000       $5,486,000
                                              ===============  ===============



Per Share of Common Stock

Net Income                                              $0.43            $0.41

Cash Dividends                                          $0.14            $0.15


Shares of common stock used to
calculate per share data 1/                        13,399,194       13,399,194


1/ Shares used in the computation of net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend issued in December 1993.



         ROSEVILLE TELEPHONE COMPANY

    CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 31, 1993  March 31, 1994
                                               -----------------  --------------
ASSETS                                                            (UNAUDITED)
 Current Assets:
  Cash and Cash Equivalents                          $9,847,000     $12,426,000
  Short-term Investments                              8,920,000       9,874,000
  Accounts Receivable, Net                           16,109,000      13,520,000
  Inventories                                         1,115,000       1,227,000
  Prepaid Expenses and Other Current Assets           2,507,000       1,793,000
                                               ----------------- ---------------
    Total Current Assets                             38,498,000      38,840,000

 Property, Plant and Equipment, Net                 168,571,000     167,746,000

 Investments and Other Assets:
  Cellular Partnership                               17,327,000      19,481,000
  Deferred Charges and Other Assets                   2,063,000       2,057,000
                                               ----------------- ---------------
    Total Investments and Other Assets               19,390,000      21,538,000
                                               ----------------- ---------------
                                                   $226,459,000    $228,124,000
                                               ================= ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Accounts Payable and Accrued Liabilities          $19,143,000     $16,935,000

 Long-term Debt                                      40,000,000      40,000,000

 Deferred Credits                                    24,395,000      24,792,000

 Shareholders' Equity:
   Common Stock, without par value; 20,000,000
          shares authorized, 13,399,194 shares
    issued and outstanding                          130,287,000     130,287,000
  Retained Earnings                                  12,634,000      16,110,000
                                               ----------------- ---------------
    Total Shareholders' Equity                      142,921,000     146,397,000

                                                   $226,459,000    $228,124,000
                                               ================= ===============


          ROSEVILLE TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
     INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS
                  (UNAUDITED)


                                                 Three Months Ended  Three Months Ended
                                                   March 31, 1993      March 31, 1994
                                                 ------------------  ------------------
Net cash provided by operating activities:              $11,071,000        $10,482,000

Cash flows from investing activities:
  Purchases of short-term investments                             -         (3,962,000)
  Maturities of short-term investments                            -          3,008,000
  Capital expenditures for property, plant
    and equipment                                       (3,755,000)         (3,535,000)
  Investment in cellular partnership                    (1,387,000)         (1,410,000)
  Changes in deferred charges and other assets             (93,000)              6,000
                                                ------------------- -------------------
Net cash used in investing activities                   (5,235,000)         (5,893,000)

Cash flows from financing activities:
  Dividends paid                                        (1,915,000)         (2,010,000)
                                                ------------------- -------------------
Net cash used in financing activities                   (1,915,000)         (2,010,000)
                                                ------------------- -------------------
Net increase in cash and cash equivalents                3,921,000           2,579,000

Cash and cash equivalents at beginning of
  period                                                11,200,000           9,847,000
                                                ------------------- -------------------
Cash and cash equivalents at end of
  period                                               $15,121,000         $12,426,000
                                                =================== ===================

Item 6. Exhibits and Reports on Form 8-K


a)              None.

b) No reports on Form 8-K were filed during the first quarter of 1994.

















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)





Date:  May 12, 1994         By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer




Date:  May 12, 1994         By:
                                     Michael D. Campbell,
                                     Vice-President and Chief
                                     Financial Officer