Form 10-Q
period 1994-06-30
ROSEVILLE TELEPHONE CO
filed 1994-08-12
CIK 85153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

            THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                   PURSUANT TO RULE 901 (d) OF REGULATION S-T

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 1994

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


As of July 31, 1994, 13,399,194 shares of the registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements


      ROSEVILLE TELEPHONE COMPANY

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED)


                                    Quarter Ended   Six Months Ended   Quarter Ended    Six Months Ended
                                    June 30, 1993     June 30, 1993    June 30, 1994     June 30, 1994
                                   ===============  =================  ==============  ==================
    Operating Revenues                $23,842,000        $47,858,000     $25,368,000         $50,828,000

    Operating Expenses                 13,766,000         28,119,000      16,734,000          33,107,000
                                   ---------------  -----------------  --------------  ------------------
        Income From Operations         10,076,000         19,739,000       8,634,000          17,721,000

    Other Income, Net                     483,000            279,000         455,000             531,000
                                   ---------------  -----------------  --------------  ------------------
        Income Before Income Taxes     10,559,000         20,018,000       9,089,000          18,252,000

    Income Taxes                        4,158,000          7,900,000       3,687,000           7,364,000
                                   ---------------  -----------------  --------------  ------------------

    NET INCOME                         $6,401,000        $12,118,000      $5,402,000         $10,888,000
                                   ===============  =================  ==============  ==================

    Per Share of Common Stock
        Net Income                          $0.45              $0.86           $0.38               $0.77

        Cash Dividends                      $0.14              $0.27           $0.14               $0.29


    Shares of common stock used to
      calculate per share data 1/      14,069,154         14,069,154      14,069,154          14,069,154

<F1>
        1/  Shares used in the computation of net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared in June 1994 to be issued in December 1994.




ROSEVILLE TELEPHONE COMPANY

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                              December 31, 1993    June 30, 1994
                                              -----------------    -------------
ASSETS                                                              (UNAUDITED)
  Current Assets:
    Cash and Cash Equivalents                       $9,847,000      $11,460,000
    Short-term Investments                           8,920,000       13,837,000
    Accounts Receivable, Net                        16,109,000       13,439,000
    Inventories                                      1,115,000        1,304,000
    Prepaid Expenses and Other Current Assets        2,507,000        1,644,000
                                              -----------------    -------------
      Total Current Assets                          38,498,000       41,684,000

  Property, Plant and Equipment, Net               168,571,000      167,244,000

  Investments and Other Assets:
    Cellular Partnership                            17,327,000       19,448,000
    Deferred Charges and Other Assets                2,063,000        2,509,000
                                              -----------------    -------------
      Total Investments and Other Assets            19,390,000       21,957,000
                                              -----------------    -------------
                                                  $226,459,000     $230,885,000
                                              =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable and Accrued Liabilities       $19,143,000      $15,763,000
    Current Portion of Long-Term Debt                        -          893,000

      Total Current Liabilities                     19,143,000       16,656,000

  Long-term Debt                                    40,000,000       39,107,000

  Deferred Credits                                  24,395,000       25,333,000

  Shareholders' Equity:
    Common Stock, without par value; 20,000,000
      shares authorized, 13,399,194 shares
      issued and outstanding                       130,287,000      130,287,000
    Stock Dividend Distributable,
      669,960 shares at $24 per share                        -       16,079,000
    Retained Earnings                               12,634,000        3,423,000


      Total Shareholders' Equity                   142,921,000      149,789,000
                                              -----------------    -------------

                                                  $226,459,000     $230,885,000
                                              =================    =============





ROSEVILLE TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(UNAUDITED)


                                                      Six Months Ended    Six Months Ended
                                                        June 30, 1993     June 30, 1994
                                                      ----------------    ----------------
    Net cash provided by operating activities:            $14,273,000         $18,635,000

    Cash flows from investing activities:
      Purchases of short-term investments                           -         (17,799,000)
      Maturities of short-term investments                          -          12,882,000
      Capital expenditures for property, plant and
          equipment                                       (10,531,000)         (7,302,000)
      Investment in cellular partnership                     (901,000)           (337,000)
      Changes in deferred charges and other assets            (76,000)           (446,000)
                                                       ----------------    ----------------
    Net cash used in investing activities                 (11,508,000)        (13,002,000)

    Cash flows from financing activities:
      Dividends paid                                       (3,830,000)         (4,020,000)
                                                       ----------------    ----------------
    Net cash used in financing activities                  (3,830,000)         (4,020,000)
                                                       ----------------    ----------------
    Net increase (decrease) in cash and cash equivalents   (1,065,000)          1,613,000

    Cash and cash equivalents at beginning of
        period                                             11,200,000           9,847,000
                                                       ----------------    ----------------
    Cash and cash equivalents at end of                   $10,135,000         $11,460,000
        period                                         ================    ================




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

2.   Stock Dividend Payable
On June 29, 1994, the Board of Directors of the Company adopted a resolution, subject to the approval of the Public Utilities Commission of the State of California ("the P.U.C."), declaring a stock dividend of five percent (5%) on the common stock of the Company, payable as soon as practicable after December 1, 1994 to stockholders of record of the Company at the close of business on such date. Accordingly, 669,960 shares estimated to be distributable have been reflected on the accompanying condensed consolidated balance sheet at June 30, 1994, and have been included in the computation of net income and cash dividends per share for all periods presented.

                           ROSEVILLE TELEPHONE COMPANY

PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues:

Operating revenues increased approximately $1.5 million, or 6% for the three months ended June 30, 1994 compared to the same period in 1993. For the six months ended June 30, 1994, operating revenues increased approximately $3.0 million or 6%, compared to the same period in 1993. The increases in operating revenues were due primarily to the combined effects of 1) growth in access lines of 4.6%, 2) higher settlements from the National Exchange Carrier Association for recovery of increased costs and investment, and 3) higher intrastate access revenues resulting from increased message volumes.

In July 1994, the P.U.C. issued an Implementation Rate Design Draft Decision(the "Draft Decision"), which, if adopted, would authorize toll competition within the Company's Local Access Transport Area("LATA") commencing January 1, 1995. The Draft Decision would also result in decreases in the Company's access rates and other charges to interexchange carriers, which would be partially offset by increases in basic exchange rates and other revenue sources. Furthermore, the Draft Decision would require the Company to file a rate case by December 31, 1994. Based on calculations by the P.U.C., the Draft Decision, if adopted in its present form, was designed to result in a $5.3 million reduction in the Company's annual revenues commencing January 1, 1995. To avoid potential adverse effects on future results of operations, the Company must either obtain other sources of revenues, increase productivity or both. The Company is in disagreement with certain aspects of the Draft Decision and has filed comments in an effort to obtain revisions to the Draft Decision prior to its adoption in final form.

Operating Expenses:

Operating expenses for the three months ended June 30, 1994 increased approximately $3.0 million, or 22% compared to the same period in 1993. For the six months ended June 30, 1994, operating expenses increased approximately $5.0 million or 18%, compared to the same period in 1993. Depreciation expense increased $2.5 million to a total of $8.6 million for the six months ended June 30,1994, attributable to the growth in property, plant and equipment and anticipated increases in depreciation rates. The remaining increases were due primarily to a combination of 1) software purchases and improvements in the Company's data systems to implement movement from a mainframe platform to a client/server platform and to implement a wide area network, 2) normal inflationary factors combined with a 5% increase in workforce, and 3) increased costs associated with serving a larger number of access lines.

Other Income, Net:

Other income, net, decreased approximately $28,000 or 6%, for the three months ended June 30, 1994, compared to the same period in 1993. For the six months ended June 30, 1994, other income, net, increased approximately $252,000 or 90%, compared to the same period in 1993. The net year to date increase was due primarily to an increase of $957,000 in the Company's income attributable to its interest in Sacramento-Valley Limited Partnership, offset by increased interest expense on long-term debt of $484,000 due to larger borrowings and a decrease in the allowance for funds used during construction of $353,000.

Income Taxes:

Income tax expense for the three months ended June 30, 1994 decreased $471,000 or 11%, compared to the same period in 1993. For the six months ended June 30, 1994, income tax expense decreased $536,000 or 7%, compared to the same period in 1993. The net decrease was due to a decrease in income subject to income tax. The effective federal and state income tax rate was approximately 40% for the six months ended June 30, 1994 and 1993.

Liquidity and Capital Resources:

As reflected in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $18.6 million and $14.3 million for the six month periods ended June 30, 1994 and 1993, respectively. The increase in 1994 is due primarily to a reduction in accounts receivable as a result of completion in certain contracts with Pacific Bell. During the six months ended June 30, 1994, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund capital expenditures of $7.3 million pertaining to on-going plant construction projects. Cash flows to meet the remaining 1994 budgeted capital expenditures of approximately $10.1 million are anticipated to be met from both positive net cash generated from operations and existing cash, cash equivalents and short-term investments.

The Company filed an application with the P.U.C. to obtain approval for the issuance of up to 400,000 shares of its common stock to the Roseville Telephone Company Retirement Supplement Plan (the "Plan"). Assuming all necessary approvals are obtained, and all shares for which approvals have been sought are issued and sold, proceeds of up to $10 million from the issuance of common stock to the Plan are anticipated. These proceeds would be used for future capital expenditures, participation in more recent wireless technologies, and general corporate purposes.

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

The Company is subject to regulation by the Federal Communications Commission (the "F.C.C.") and the P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may affect the Company prospectively and are not expected to effect the Company's interim financial statements at and for the six months ended June 30, 1994.

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

The P.U.C. has instituted an investigation (I. 87-11-033) into the manner in which it regulates local exchange carriers, including the Company. In the course of this investigation, it will consider whether certain services presently provided solely by the Company within its LATA should be open to competition. In the course of this current proceeding the Company has proposed adjustments to its rates that would maintain revenues at their present level, while the P.U.C. staff has proposed a revenue reduction of $5.3 million. In July 1994, the P.U.C. issued a Draft Decision in this investigation. See "Part I, Item 2"; "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company expects a final decision to be issued in September 1994.

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

There are a number of regulatory proceedings and legislative initiatives occurring at the federal level that may have a material impact on the Company. These proceedings include implementation of revised separations procedures, modification of interstate access rate structures, and expanded interconnection through physical or virtual collocation. These proceedings, as well others aimed at increasing competition within various telecommunication markets, including cable television, may broaden the scope of competition in the provision of interstate services, the effects of which cannot yet be determined.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.



Item 6. Exhibits and Reports on Form 8-K


a)              None.

b) No reports on Form 8-K were filed during the second quarter of 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)





Date:  August 12, 1994      By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer




Date:  August 12, 1994      By:
                                     Michael D. Campbell,
                                     Vice-President and Chief
                                     Financial Officer