Form 10-Q
period 1994-09-30
ROSEVILLE TELEPHONE CO
filed 1994-11-15
CIK 85153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1994

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of October 31, 1994, 13,799,194 shares of the registrant's Common Stock were outstanding.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ROSEVILLE TELEPHONE COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                Quarter   Nine Months   Quarter    Nine Months
                                 Ended       Ended       Ended        Ended
                             Sep 30, 1993 Sep 30, 1993Sep 30, 1994 Sep 30, 1994
                             ------------ ------------------------ ------------

Operating revenues            $23,905,000 $71,762,000  $25,752,000 $76,580,000

Operating expenses             14,545,000  42,664,000   17,320,000  50,427,000
                              ----------- -----------  ----------- -----------
  Income from operations        9,360,000  29,098,000    8,432,000  26,153,000

Other income, net                 479,000     758,000      132,000     663,000
                              ----------- -----------  ----------- -----------
  Income before income taxes    9,839,000  29,856,000    8,564,000  26,816,000

Income taxes                    4,194,000  12,094,000    3,443,000  10,807,000
                              ----------- -----------  ----------- -----------

Net income                     $5,645,000 $17,762,000   $5,121,000 $16,009,000
                              =========== ===========  =========== ===========

Per share of common stock

  Net income                        $0.40       $1.26        $0.36       $1.14


  Cash dividends                    $0.14       $0.41        $0.14       $0.43


Shares of common stock used
to calculate per share
data 1/                        14,069,154  14,069,154   14,103,936  14,080,875


1/ Shares used in the computation of net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared in June 1994 to be issued in December 1994. Additionally, weighted average number of shares outstanding for 1994 reflect the sale of 400,000 shares to the employee retirement plan in September 1994.


                             See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                Dec 31, 1993 Sep 30, 1994
                    ASSETS                      ------------ ------------
                    ------                                    (UNAUDITED)
  Current assets:
    Cash and cash equivalents                     $9,847,000  $17,906,000
    Short-term investments                         8,920,000   22,589,000
    Accounts receivable, net                      16,109,000   13,775,000
    Inventories                                    1,115,000    2,216,000
    Prepaid expenses and other current assets      2,507,000    1,476,000
                                                ------------ ------------
      Total current assets                        38,498,000   57,962,000

  Property, plant and equipment, net             168,571,000  166,879,000

  Investments and other assets:
    Cellular partnership                          17,327,000   18,911,000
    Deferred charges and other assets              2,063,000    2,050,000
                                                ------------ ------------
      Total investments and other assets          19,390,000   20,961,000
                                                ------------ ------------
                                                $226,459,000 $245,802,000
                                                ============ ============

                           ROSEVILLE TELEPHONE COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                Dec 31, 1993 Sep 30, 1994
     LIABILITIES AND SHAREHOLDERS' EQUITY       ------------ ------------
     ------------------------------------                     (UNAUDITED)
  Current liabilities:
    Accounts payable and accrued liabilities     $19,143,000  $18,198,000
    Current portion of long-term debt                      -    1,786,000
                                                ------------ ------------
      Total current liabilities                   19,143,000   19,984,000

  Long-term debt                                  40,000,000   38,214,000

  Deferred credits                                24,395,000   25,104,000

  Shareholders' equity:
    Common Stock, without par value; 20,000,000
      shares authorized, 13,799,194 shares
      issued and outstanding                     130,287,000  139,887,000
    Stock dividend distributable,
      669,960 shares at $24 per share                      -   16,079,000
    Retained earnings                             12,634,000    6,534,000
                                                ------------ ------------
      Total shareholders' equity                 142,921,000  162,500,000
                                                ------------ ------------
                                                $226,459,000 $245,802,000
                                                ============ ============



                             See accompanying notes.

                          ROSEVILLE TELEPHONE COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                                     Nine Months  Nine Months
                                                        Ended        Ended
                                                     Sep 30, 1993 Sep 30, 1994
                                                     ------------ ------------

Net cash provided by operating activities            $27,089,000  $28,892,000

Cash flows from investing activities:
  Purchases of short-term investments                          -  (40,388,000)
  Maturities of short-term investments                         -   26,719,000
  Capital expenditures for property, plant and
    equipment                                        (27,326,000) (11,557,000)
  Investment in cellular partnership                  (1,387,000)  (1,410,000)
  Return of investment in cellular partnership           486,000    2,220,000
  Changes in deferred charges and other assets           (20,000)      13,000
                                                     ------------ -----------
  Net cash used in investing activities              (28,247,000) (24,403,000)

Cash flows from financing activities:
  Dividends paid                                      (5,744,000)  (6,030,000)
  Sale of common stock to employee retirement plan             -    9,600,000
                                                     ------------ -----------
  Net cash provided by (used in) financing
    activities                                        (5,744,000)   3,570,000
                                                     ------------ -----------
Net increase (decrease) in cash and cash equivalents  (6,902,000)   8,059,000

Cash and cash equivalents at beginning of
  period                                               11,200,000   9,847,000
                                                     ------------ -----------
Cash and cash equivalents at end of
  period                                               $4,298,000 $17,906,000
                                                     ============ ===========


                             See accompanying notes.

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

2.   Stock Dividend Payable and Stock Sale

On June 29, 1994, the Board of Directors of the Company adopted a resolution, which was approved by the Public Utilities Commission of the State of California (the "P.U.C.") on September 15, 1994, declaring a stock dividend of five percent (5%) on the common stock of the Company, payable as soon as practicable after December 1, 1994 to stockholders of record of the Company at the close of business on such date. Accordingly, 669,960 shares estimated to be distributable have been reflected on the accompanying condensed consolidated balance sheet at September 30, 1994, and have been included in the computation of net income and cash dividends per share for all periods presented.

On September 23, 1994 the Company issued 400,000 shares of its common stock to the Roseville Telephone Company Retirement Supplement Plan, which resulted in proceeds of approximately $9.6 million to the Company.

                           ROSEVILLE TELEPHONE COMPANY

PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues:

Operating revenues increased approximately $1.8 million, or 8% for the three months ended September 30, 1994 compared to the same period in 1993. For the nine months ended September 30, 1994, operating revenues increased approximately $4.8 million or 7%, compared to the same period in 1993. The increases in operating revenues were due primarily to the combined effects of 1) growth in access lines of 4.7% over the last twelve months, 2) higher settlements from the National Exchange Carrier Association for recovery of increased costs and investment, and 3) higher intrastate access revenues resulting from increased message volumes.

In September 1994, the P.U.C. issued an Implementation Rate Design Decision (the "Decision") which authorizes toll competition within the Company's Local Access Transport Area("LATA") commencing January 1, 1995. The Decision will also result in decreases in the Company's access rates and other charges to interexchange carriers, which will be partially offset by increases in basic exchange rates and other revenue sources. Furthermore, the Decision will require the Company to file a rate case by April 1, 1995. Based on calculations by the P.U.C., the Decision is expected to result in a $5.3 million reduction in the Company's annual revenues commencing January 1, 1995. To avoid potential adverse effects on future results of operations, the Company must either obtain other sources of revenues, increase productivity or both. The Company is in disagreement with certain aspects of the Decision and has filed a petition for rehearing in an effort to obtain certain revisions to the Decision.

Operating Expenses:

Operating expenses for the three months ended September 30, 1994 increased approximately $2.8 million, or 19% compared to the same period in 1993. For the nine months ended September 30, 1994, operating expenses increased approximately $7.8 million or 18%, compared to the same period in 1993. Depreciation expense increased approximately $1.6 million for the quarter and $4.2 million for the nine months ended September 30, 1994, compared to the same period last year.
The increase in depreciation was attributable to increased average property, plant and equipment in service and anticipated increases in depreciation rates. The remaining increases were due primarily to normal inflationary factors combined with a larger work force, and increased costs associated with serving a larger number of access lines.

Other Income, Net:

Other income, net, decreased approximately $347,000 for the three months ended September 30, 1994, compared to the same period in 1993. For the nine months ended September 30, 1994, other income, net, decreased approximately $95,000 compared to the same period in 1993. The net year to date decrease was due primarily to an increase of $724,000 in interest expense on long-term debt due to larger borrowings and a decrease of $617,000 in the allowance for funds used during construction, partially offset by an increase of $903,000 in the Company's income attributable to its interest in Sacramento-Valley Limited Partnership.

Income Taxes:

Income tax expense for the three months ended September 30, 1994 decreased $751,000 or 18%, compared to the same period in 1993. For the nine months ended September 30, 1994, income tax expense decreased $1.3 million or 11%, compared to the same period in 1993. The net decrease was due to a decrease in income subject to income tax. The effective federal and state income tax rate was approximately 40% for the nine months ended September 30, 1994 and 1993.

Liquidity and Capital Resources:

As reflected in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $28.9 million for the nine months ended September 30, 1994. The increase in 1994 is due to a reduction in accounts receivable as a result of completion of certain contracts with Pacific Bell, offset by a reduction in accounts payable due to the completion of a large capital project. During the nine months ended September 30, 1994, the Company used cash flows from operations and existing cash and cash equivalents to fund capital expenditures of $12 million pertaining to on-going plant construction projects. Cash flows to meet the remaining 1994 budgeted capital expenditures of approximately $7 million are anticipated to be met from both positive net cash generated from operations and existing cash and cash equivalents.

The Company filed an application with the P.U.C. to obtain approval for the issuance of up to 400,000 shares of its common stock to the Roseville Telephone Company Retirement Supplement Plan (the "Plan"). The application was approved, and all shares for which approvals had been sought have been issued and sold. Proceeds of $9.6 million from the issuance of common stock to the Plan were received in September 1994. These proceeds will be used for future capital expenditures, participation in wireless technologies, and general corporate purposes.

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

The Company is subject to regulation by the Federal Communications Commission (the "F.C.C.") and the P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may affect the Company prospectively and are not expected to affect the Company's interim financial statements at and for the nine months ended September 30, 1994.

In March 1985, the P.U.C. commenced an investigation into the "rates, tolls, rules, charges, operations, costs, separations, intercompany settlements, contracts, service and facilities of the operations of independent telephone companies" (I. 85-03-078), and consolidated this investigation with Application No. 85-01-034 of Pacific Bell. In connection with the application, the P.U.C. issued an interim rate design effective in 1988 for Pacific Bell which resulted in a local rate increase for the Company and a decrease in settled toll revenues. The P.U.C. has ordered a final rate design, in conjunction with
I. 87-11-033 discussed below, which could have a material future impact on the sources and amount of the Company's revenues.

The P.U.C. has instituted an investigation (I. 87-11-033) into the manner in which it regulates local exchange carriers, including the Company. In the course of this investigation, it has considered whether certain services presently provided solely by the Company within its LATA should be open to competition. In September 1994, the P.U.C. issued its' Decision in this investigation. The Decision allows intraLATA toll competition (using 10xxx dialing) as of January 1, 1995 and decreases the Company's total revenues to the extent necessary for the Company to earn up to its last P.U.C authorized intrastate rate of return. See "Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

In April 1993, the P.U.C. opened an investigation and rulemaking proceeding
(R. 93-04-003) to establish rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers. The P.U.C. proposed applying these rules to the five largest local exchange carriers in California, including the Company. In connection with this proceeding, the P.U.C. issued a further order in August 1993 proposing additional rules to allow broader competition in the provision of specific special access and switched transport services. The Company has filed comments and expects a decision during 1995.

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

There are a number of regulatory proceedings and legislative initiatives occurring at the federal level that may have a material impact on the Company. These proceedings include implementation of revised separations procedures, notice of inquiry in the provision of high cost assistance, modification of interstate access rate structures, and expanded interconnection through physical or virtual collocation. These proceedings, as well as others aimed at increasing competition within various telecommunication markets, including cable television, may broaden the scope of competition in the provision of interstate services, the effects of which cannot yet be determined.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.


Item 6. Exhibits and Reports on Form 8-K

a)              None.

b) No reports on Form 8-K were filed during the third quarter of 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)



Date:  November 10, 1994    By:     /s/Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer



Date:  November 10, 1994    By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice-President and Chief
                                     Financial Officer