Form 10-K
ROSEVILLE TELEPHONE CO
filed 1995-03-30
CIK 85153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

Yes   X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                             [  ]

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $299,453,040 as of February 28, 1995. As of February 28, 1995, 14,484,953 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 16, 1995.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE

PART I

      1.Business                                                           3
      2.Properties                                                         5
      3.Legal Proceedings                                                  5
      4.Submission of Matters to a Vote of Security Holders                7


PART II

      5.Market for Registrant's Common Equity and Related Stockholder
        Matters                                                            8
      6.Selected Financial Data                                            8
      7.Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9
      8.Financial Statements and Supplementary Data                       13
      9.Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                          31


PART III

     10.Directors and Executive Officers of the Registrant                31
     11.Executive Compensation                                            31
     12.Security Ownership of Certain Beneficial Owners and
        Management                                                        31
     13.Certain Relationships and Related Transactions                    31


PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K                                                          31

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

During recent years, including the year ended December 31, 1994, the area served by the Company has experienced both land subdividing activity for home building purposes and significant commercial and industrial development. The Company continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Currently, no other telephone company operates in the area served by the Company. However, the Company's future operations may be impacted by several proceedings pending before the Public Utilities Commission of the State of California (the "P.U.C.") which are considering the manner in which certain local exchange services presently provided solely by the Company should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          Sacramento                    Reno
          Stockton                      Yuba City - Marysville
          Modesto                       Redding - Chico

In addition, the Partnership also operates in the Tehama, Sierra and Storey (Carson City) Rural Statistical Areas ("RSA").

AirTouch Cellular is the sole general partner of the Partnership and responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system.

In each SMSA and RSA, the Federal Communications Commission (the "F.C.C.") has granted one license to provide cellular services to a wireline carrier and one license to a non-wireline carrier. The Partnership is the wireline carrier licensee for each SMSA and RSA in which it operates and competes with the non-wireline licensee in each of those areas.

The table that follows reflects the percentage of operating revenues of the Company contributed by various services, excluding income from the Partnership.

                             Network Access and
            Local Telephone    Long Distance
   Year         Service           Service       Miscellaneous
   ----         -------           -------       -------------

   1994           35.6%              49.5%          14.9%
   1993           38.1%              46.8%          15.1%
   1992           35.9%              49.1%          15.0%
   1991           33.0%              53.3%          13.7%
   1990           34.5%              51.7%          13.8%

As indicated above, revenues from local, network access and long distance services constituted approximately 85% of the Company's total operating revenues in 1994. Miscellaneous operating revenues include primarily revenues from billing and collection services and directory advertising services, in addition to revenues from nonregulated activities. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring and paging services.

Revenues from telephone service are affected by rates authorized by various regulatory agencies. The Company's intrastate service rates are subject to regulation by the P.U.C. As discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company completed agreements with Pacific Bell concerning new compensation arrangements, which were effective commencing in 1992, that affected extended area service settlements and a significant portion of network access and long distance revenues. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Pacific Bell. With respect to interstate services, the Company has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which the Company concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges.

Substantially all of the Company's revenues were from communications and related services. As discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", approximately 34%, 36% and 34% of the Company's consolidated operating revenues in 1994, 1993 and 1992, respectively, were derived from access charges and charges for other services to, and transition contract payments from Pacific Bell pursuant to certain agreements. Approximately 10% of the Company's consolidated operating revenues in 1994, 1993 and 1992 were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

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

At December 31, 1994, the Company employed 501 persons, none of whom is represented by any union.

Item 2.  Properties.

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Placer County, and completed construction of a 135,000 square foot operations facility in November 1993. The Company's 68,000 square foot principal business office and administrative headquarters is located in Roseville. Other land is held for future expansion. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines and underground conduits and for its aerial and underground cables and wires.

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

Item 3.  Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As appears in Item 1, above, the Company is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of the Company. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to affect the Company's 1994 financial statements.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition.

On July 24, 1991, the Commission adopted Decision No. 91-07-044 in this proceeding which ordered a phasedown of settlements pool payments after January 1, 1993 unless the Company reaches an agreement on a transition plan with Pacific Bell to end their toll, access, and private line settlements procedures before that date. Effective on a retroactive basis to January 1, 1992, the Company executed new agreements in February 1994 with Pacific Bell, which replaced the previous settlements agreements.

On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. Based on calculations by the P.U.C., the rates adopted in the order will result in an annual revenue reduction to the Company of approximately $5.3 million beginning in 1995. In addition, the order as amended requires the Company to submit an application for a general rate case and proposal for a new regulatory framework by May 15, 1995.

On April 7, 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of Public Utilities Code Section 2282.5. In connection with this proceeding, the P.U.C. issued a further order on August 5, 1993 proposing additional rules for implementation of the open access principles proposed in its open access proceeding. These two proceedings may broaden the scope of competition in the provision of intrastate services. The Company anticipates a decision in this matter during 1995.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments to be submitted on March 10, 1995, the Commission anticipates issuing further orders in this proceeding during 1995 and 1996.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on the Company. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund and the regulation of local exchange carriers. In addition, the F.C.C. periodically establishes the authorized rate of return for interstate access services. Since January 1, 1991, the F.C.C. has established an 11.25% rate of return for interstate access services.

In addition, in September 1992, the F.C.C. issued an order granting to competitors expanded interconnection rights to the facilities of local exchange carriers with annual revenues from regulated operations in excess of $100 million. These rules were overturned by the United States Court of Appeals. In 1994, the F.C.C. issued new rules to comply with the decision of the Court of Appeals. While not yet applicable to the Company, these rules will permit competitors to terminate facilities on terms and conditions equivalent to those which would apply if they were permitted to terminate their facilities in telephone company central offices.

In addition, the F.C.C. initiated a separate notice of proposed rulemaking establishing a two-phase proceeding to modify interstate access rate structures to further competition in the provision of interstate services. An interim rate structure has been implemented pursuant to this notice of proposed rulemaking.

The United States Telephone Association ("USTA") filed an action in the United States District Court in Washington, D.C. on behalf of its members, including the Company, alleging that current federal law prohibiting local telephone companies from owning or operating cable television systems in their telephone service territories is an unconstitutional infringement of their First Amendment rights. The court entered an order enjoining enforcement of the prohibition. The defendants, the United States Department of Justice and F.C.C., have declared their intention to appeal the court's decision as they have appealed similar decisions in favor of other telephone companies. The decision, if affirmed, will permit the Company to provide cable television in its telephone service area.

In addition, the F.C.C. is currently proceeding with a rulemaking to consider how telephone companies may offer "video dialtone" services in their telephone service areas, including how common costs and plant are to be allocated between telephone and video service for accounting and ratemaking purposes. Video dialtone involves the provision of common carrier video transport for other video programmers. The outcome of the F.C.C. proceeding will determine, in part, whether the Company may profitably offer video dialtone service in its telephone service area. The proceeding will also consider how telephone companies provide cable television in their telephone service areas.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1994.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's Common Stock were effected at approximately $22 per share in January 1993, approximately $23 per share from the balance of the first quarter through the beginning of the fourth quarter of 1993, and approximately $24 per share thereafter.

As of February 28, 1995, the approximate number of holders of the Company's Common Stock was 9,600.

The Company pays quarterly cash dividends on its Common Stock. The Company paid cash dividends of $.15 per share for each quarter during 1993 and 1994.

Item 6.  Selected Financial Data.

                        1994        1993        1992        1991        1990
                        ----        ----        ----        ----        ----
                     (Dollars in thousands, except per share amounts)
Total operating
revenues             $ 102,963   $  96,780    $  92,280   $  88,461   $ 73,629
Net income           $  20,355   $  22,518    $  21,816   $  19,940   $ 16,830
Net income per share
of common stock (1)  $   1.43    $   1.60     $   1.55    $   1.42    $  1.19
Cash dividends per
share of common
stock (2)            $    .57    $    .54     $    .52    $    .49    $   .47
Property, plant and
equipment, at cost   $ 243,774   $ 228,927    $ 203,379   $ 181,552   $159,880
Total assets         $ 246,808   $ 226,459    $ 190,760   $ 165,380   $143,264
Long-term debt       $  37,321   $  40,000    $  25,000   $  13,270   $  5,590
Shares of common stock
used to calculate
net income per
 share (1)          14,184,953  14,084,953   14,084,953  14,084,953  14,084,953

(1)Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to 5% stock dividends issued in 1994, 1993, 1992 and 1991.

(2)Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1994 versus 1993

Operating Revenues:

As of January 1, 1992, the Company exited revenue sharing arrangements with Pacific Bell applicable to certain network access, long distance and local service revenues. Also effective on that date, the Company began billing Pacific Bell various charges in connection with the provision of services by the Company pursuant to certain tentative agreements with Pacific Bell that were completed in February 1994 (the "Pacific Bell Agreements"). The implementation of the Pacific Bell Agreements had no significant effect on revenues previously recorded in 1993 and 1992. Of the Company's total revenues in 1994, 1993 and 1992, 34%, 36% and 34%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $16.5 million, $16.5 million and $15 million in 1994, 1993 and 1992, respectively. The transition revenues will be reduced to approximately $8.2 million in 1995. Beginning in 1997 such revenues will be reduced by approximately $2 million per year until ultimately eliminated.

In September 1994, the P.U.C. issued an Implementation Rate Design Decision (the "IRD Decision") which authorized toll competition within each Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates beginning on January 1, 1995. Such decreases and the reduction in transition revenues discussed above will be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the Public Utilities Commission of the State of California ("P.U.C."), these ordered changes are expected to result in a $5.3 million net reduction in the Company's 1995 revenues and negatively impacting future results of operations.

Local service revenues decreased slightly to $36.7 million in 1994 due to positive settlement adjustments recorded in 1993 for extended area service revenues, which did not reoccur in 1994. This decrease was largely offset by the effects of 5% growth in access lines in 1994.

Network access and long distance revenues result from charges assessed to carriers and end users for use of the local exchange network and from transition revenues described above. Network access revenues increased $5.7 million or 15% over 1993, primarily due to growth in minutes of use volumes and higher interstate settlements from the National Exchange Carrier Association. Long distance revenues, comprised largely of transition revenues from Pacific Bell, remained at essentially the same level in 1994 and 1993.

Operating Expenses:

Operating expenses in 1994 increased approximately $9.1 million or 15% compared to 1993. Depreciation expense increased approximately $5.7 million in 1994, of which $3.7 million was attributable to depreciation rate changes authorized by the P.U.C. and the balance was related to larger average plant levels. The remaining increase in operating expenses was due to normal inflationary factors combined with a larger work force, and increased costs associated with serving a greater number of access lines.
Other Income (Expense):

Other income, which consists primarily of income attributable to the Company's interest in Sacramento-Valley Limited Partnership, interest income from cash equivalents and short-term investments and allowance for funds used during construction ("AFUDC"), increased $75,000 over 1993. Increased interest income due to larger invested balances and rising market interest rates was offset by reductions in AFUDC due to the completed construction of an operations facility in the fourth quarter of 1993. Other expense consists primarily of interest expense on long-term debt, which increased $852,000 over 1993 due to increased average borrowings.

Income Taxes:

Income taxes in 1994 decreased approximately $1.5 million compared to 1993 due to the decrease in income subject to tax. The effective federal and state income tax rate was 40.5% compared to 40.6% in 1993.

1993 versus 1992

Operating Revenues:

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

Other Income (Expense):

Other income increased $2.4 million over 1992, due primarily to improved results of operations of the partnership and a significant increase in AFUDC due to the construction of the Company's Industrial Avenue facility. Other expense consists primarily of interest expense arising from the $25 million long-term debt facility obtained in March 1992 and the $15 million facility obtained in November 1993. Total interest expense was approximately $2.2 million compared to $2.1 million in 1992 resulting from a combination of slightly increased average borrowings offset by lower interest rates.

Income Taxes:

Income taxes in 1993 increased approximately $932,000 due to the increase in income subject to tax and an increase in the effective tax rate resulting from the implementation of the Revenue Reconciliation Act of 1993 which retroactively increased the corporate federal income tax rate to 35% beginning January 1, 1993. The effective federal and state income tax rate was 40.6% compared to 39.9% in 1992.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, the Company's operations continue to provide positive cash flows. Net cash provided by operating activities amounted to $36.7 million, $36.6 million and $31.4 million in 1994, 1993 and 1992, respectively. The Company realized proceeds of $9.6 million from the issuance of 400,000 shares of common stock to its Retirement Supplement Plan in September 1994. These proceeds will be used for future capital expenditures, participation in wireless technologies, and general corporate purposes. During 1994, the Company utilized cash flows from operations and existing cash, cash equivalents and short-term investments to fund capital expenditures in the amount of $22.8 million and cash dividends of $8.2 million.

The Company's most significant use of funds in 1995 is expected to be for budgeted capital expenditures of approximately $24.2 million for central office equipment, cable and wire facilities, and general purpose assets. The Company periodically contributes capital to the Sacramento-Valley Limited Partnership to maintain its existing partnership interest. As of December 31, 1994, known commitments for capital funding to the partnership were $2.4 million. It is anticipated that the Company's capital requirements in 1995 will be met from cash flows from operations and existing cash, cash equivalents and short-term investments.

Inflation

While the Company is not immune from increased costs brought on by inflation and regulatory requirements, the impact of such items on the Company's operations and financial condition depends partly on results of future rate cases and the extent to which increased rates can be translated into improved earnings.

Regulatory Matters

The Company's financial condition and results of operations continues to be affected by recent and future proceedings by the P.U.C. The P.U.C. authorized competition for intraLATA toll service effective January 1, 1995, accompanied with rate changes affecting the Company's toll, access, private line and basic exchange revenue. Pending before the P.U.C. are proceedings which are considering:

     - The opening of all markets to competition by January 1, 1997 and aggressively streamlining regulation to accelerate the pace of innovation in the California telecommunications marketplace

     - Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

     - Rules that will allow non-discriminatory open access to the local exchange company's central office and authorize broader competition for intrastate switched transport services

The P.U.C. has ordered the Company to file an application for a general rate proceeding and proposal for a new regulatory framework by May 15, 1995.

The Company believes it continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result.

Item 8.  Financial Statements and Supplementary Data.
                                                                           Page

Report of independent auditors                                            14

Consolidated balance sheets as of December 31, 1994 and 1993              15

Consolidated statements of income for each of the three years in
the period ended December 31, 1994                                        17

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1994                         18

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1994                                     19

Notes to consolidated financial statements                                21





                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Roseville Telephone Company


We have audited the accompanying consolidated balance sheets of Roseville Telephone Company as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Telephone Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                  /s/ERNST & YOUNG LLP



Sacramento, California
February 23, 1995







                           ROSEVILLE TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                    ASSETS                           1994           1993
                    ------                          -----          -----
Current assets:
Cash and cash equivalents                        $21,282,000    $ 9,847,000
Short-term investments                            13,689,000      8,920,000
Accounts receivable (less allowances of $66,000
and $47,000, respectively)                        15,565,000     16,109,000
Refundable income taxes                                    -        944,000
Inventories                                        1,302,000      1,115,000
Deferred income tax asset                          1,106,000      1,129,000
Prepaid expenses and other current assets            435,000        434,000
                                                 -----------    -----------
Total current assets                              53,379,000     38,498,000

Property, plant and equipment:
In service                                       239,380,000    226,170,000
Under construction                                 4,394,000      2,757,000
                                                 -----------    -----------
                                                 243,774,000    228,927,000
Less accumulated depreciation                     70,415,000     60,356,000
                                                 -----------    -----------
                                                 173,359,000    168,571,000
Investments and other assets:
Cellular partnership                              18,447,000     17,327,000
Deferred charges and other assets                  1,623,000      2,063,000
                                                 -----------    -----------
                                                  20,070,000     19,390,000
                                                 -----------    -----------
                                                $246,808,000   $226,459,000
                                                 ===========    ===========



                           See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1994 and 1993


     LIABILITIES AND SHAREHOLDERS' EQUITY            1994           1993
     ------------------------------------            ----           ----
Current liabilities:
Current portion of long-term debt                $ 2,679,000    $         -
Accounts payable and other accrued liabilities     3,863,000      7,908,000
Net payables to telecommunications entities        6,880,000      6,569,000
Advance billings and customer deposits             1,860,000      1,375,000
Accrued income taxes                                 345,000              -
Accrued pension cost                               1,815,000        603,000
Accrued compensation                               2,880,000      2,688,000
                                                 -----------    -----------
Total current liabilities                         20,322,000     19,143,000

Long-term debt                                    37,321,000     40,000,000

Deferred income taxes                             21,010,000     20,956,000

Other liabilities and deferred credits             3,480,000      3,439,000

Commitments and contingencies (Notes 1 and 6)

Shareholders' equity:
Common stock, without par value; 20,000,000
shares authorized, 14,484,953 shares issued and
outstanding (13,399,194 shares in 1993)          156,345,000    130,287,000
Retained earnings                                  8,330,000     12,634,000
                                                 -----------    -----------
Total shareholders' equity                       164,675,000    142,921,000
                                                 -----------    -----------
                                                $246,808,000   $226,459,000
                                                 ===========    ===========

                           See accompanying notes.



                           ROSEVILLE TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1994, 1993 and 1992


                                         1994          1993           1992
                                         ----          ----           ----
Operating revenues:
Local service                       $36,679,000    $36,883,000   $33,108,000
Network access service               43,197,000     37,466,000    36,807,000
Long distance service                 7,749,000      7,781,000     8,508,000
Directory advertising                 6,059,000      6,085,000     5,592,000
Other                                 9,279,000      8,565,000     8,265,000
                                    -----------     -----------   -----------
Total operating revenues            102,963,000     96,780,000    92,280,000

Operating expenses:
Cost of services and products        22,941,000     23,138,000    21,454,000
Depreciation                         18,121,000     12,453,000    12,249,000
Customer operations                  11,718,000     10,717,000     9,533,000
General and administrative           14,363,000     11,951,000     9,947,000
Other                                 1,760,000      1,571,000     1,575,000
                                    -----------    -----------   -----------
Total operating expenses             68,903,000     59,830,000    54,758,000
                                    -----------     ----------   -----------
Income from operations               34,060,000     36,950,000    37,522,000

Other income (expense):
Interest income                      1,208,000         285,000       403,000
Interest expense                    (3,072,000)     (2,220,000)   (2,056,000)
Equity in earnings of cellular
partnership                          1,662,000       1,579,000        66,000
Allowance for funds used during
construction                           425,000       1,356,000       393,000
Other, net                             (62,000)        (48,000)      (60,000)
                                    -----------     -----------   -----------
Total other income (expense), net      161,000         952,000    (1,254,000)
                                    -----------     -----------   -----------
Income before income taxes          34,221,000      37,902,000    36,268,000

Income taxes                        13,866,000      15,384,000    14,452,000
                                   -----------     ------------  -----------
Net income                         $20,355,000     $22,518,000   $21,816,000
                                   ===========     ===========   ===========
Per share of common stock:

Net income                            $1.43          $1.60          $1.55
                                      =====          =====          =====
Cash dividends                        $ .57          $ .54          $ .52
                                      =====          =====          =====
Shares of common stock used to
calculate net income per share     14,184,953     14,084,953    14,084,953
                                 ============   ============  ============

                           See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1994, 1993 and 1992


                                Common Stock
                         -------------------------
                            Number of                   Retained
                            Shares        Amount       earnings       Total
                          ------------  ------------  ------------ ------------
Balance at December 31,
1991                      $12,161,251  $102,418,000   $11,312,000  $113,730,000

5% stock dividend, at
fair value:
Shares                        603,890    13,286,000   (13,286,000)            -
Cash in lieu of
fractional shares                  -             -        (91,000)      (91,000)
Cash dividends                     -             -     (7,296,000)   (7,296,000)
Net income                         -             -     21,816,000    21,816,000
                          -----------   -----------   ------------  ------------
Balance at December 31,
1992                       12,765,141   115,704,000    12,455,000   128,159,000

5% stock dividend, at
fair value:
Shares                        634,053    14,583,000   (14,583,000)            -

Cash in lieu of
fractional shares                    -             -      (97,000)      (97,000)
Cash dividends                       -             -   (7,659,000)   (7,659,000)
Net income                           -             -   22,518,000    22,518,000
                           -----------   -----------  -----------   -----------
Balance at December 31,
1993                       13,399,194    130,287,000   12,634,000   142,921,000

Sale of common stock to
Retirement Supplement
Plan                          400,000      9,600,000            -     9,600,000

5% stock dividend, at
fair value:
Shares                        685,759     16,458,000  (16,458,000)            -
Cash in lieu of
fractional shares                   -              -     (101,000)     (101,000)
Cash dividends                      -              -   (8,100,000)   (8,100,000)
Net income                          -              -   20,355,000    20,355,000
                          -----------    -----------  -----------    -----------
Balance at December 31,
1994                      $14,484,953   $156,345,000   $8,330,000  $164,675,000
                         ============   ============  ============  ===========


                            See accompanying notes.


                           ROSEVILLE TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents

                                    1994           1993           1992
                                    ----           ----           ----
Cash flows from operating
 activities:
Net income                          $20,355,000    $22,518,000    $21,816,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation                         18,121,000     12,453,000     12,249,000
Equity component of allowance for
 funds used during construction        (322,000)      (976,000)      (322,000)
Provision (benefit) for deferred
 income taxes                           (12,000)     2,525,000      2,695,000
Equity in earnings of cellular
 partnership                         (1,662,000)    (1,579,000)       (66,000)
Provision for doubtful accounts         283,000        106,000         87,000
Other, net                              176,000        121,000        105,000
Net changes in:
Accounts receivable                     261,000    (1,198,000)     (2,488,000)
Refundable income taxes                 944,000      (944,000)              -
Inventories, prepaid expenses and
 other current assets                  (188,000)      591,000         756,000
Payables, accrued liabilities and
 other deferred credits              (1,570,000)    3,082,000      (2,320,000)
Accrued income taxes                    345,000       (52,000)     (1,134,000)
                                    -----------    -----------     -----------

Net cash provided by operating
 activities                          36,731,000     36,647,000     31,378,000

Cash flows from investing
 activities:
Capital expenditures for property,
 plant and equipment                (22,763,000)   (35,484,000)   (22,588,000)
Purchases of short-term investments (44,333,000)    (8,920,000)             -
Maturities of short-term
 investments                         39,564,000              -              -
Investment in cellular partnership   (1,678,000)    (1,387,000)    (1,721,000)
Return of investment in cellular
 partnership                          2,220,000      1,410,000              -
Other, net                              295,000       (863,000)      (402,000)
                                    -----------     -----------    -----------

Net cash used in investing
 activities                         (26,695,000)   (45,244,000)   (24,711,000)


                             See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents

                                         1994           1993           1992
                                         ----           ----           ----
Cash flows from financing
activities:
Proceeds of long-term debt          $         -     $15,000,000   $ 25,000,000
Principal payments of long-term
debt                                          -              -     (13,270,000)
Dividends paid and fractional share
amounts                              (8,201,000)     (7,756,000)    (7,387,000)
Sale of common stock                  9,600,000              -              -
                                     -----------     -----------    -----------
Net cash provided by financing
activities                            1,399,000       7,244,000      4,343,000
                                    -----------      -----------    -----------
Increase (decrease) in cash and
cash equivalents                     11,435,000      (1,353,000)    11,010,000

Cash and cash equivalents at
beginning of year                     9,847,000      11,200,000        190,000
                                    -----------     -----------     -----------

Cash and cash equivalents at end of
year                                $21,282,000    $  9,847,000    $11,200,000
                                    ===========     ===========    ===========



                            See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and basis of accounting

     Roseville Telephone Company (the "Company") is engaged in the business of furnishing communications and related services principally within its service area in Northern California. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed for telephone companies by the Federal Communications Commission (the "F.C.C.").

     The Company believes it continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result.

     The Company engages in nonregulated activities through its RCC Communications division ("RCC"). Products and services provided by RCC include the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring and paging services.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated. The Company's 23.5% interest in the Sacramento-Valley Limited Partnership, which operates in the cellular telephone industry principally within California, is accounted for using the equity method. The Company's portion of undistributed earnings of this partnership included in the Company's consolidated retained earnings at December 31, 1994 amounted to approximately $4,067,000.

     Cash equivalents and short-term investments

     The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments consist primarily of commercial paper with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair values of financial instruments

     As of December 31, 1994 and 1993, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1994 and 1993, which are at amortized cost, and long-term debt at December 31, 1993, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $38,400,000 at December 31, 1994. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $8,093,000, $9,886,000, and $947,000 in 1994, 1993 and 1992,
     respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

     Revenues

     The Company is subject to regulation by the F.C.C. and the Public Utilities Commission of the State of California (the "P.U.C."). Pending and future regulatory actions may have a significant impact on the Company's future operations and financial condition.

     As of January 1, 1992, the Company exited revenue sharing arrangements with Pacific Bell applicable to certain network access, long distance and local service revenues. Also effective on that date, the Company began billing Pacific Bell various charges in connection with the provision of services by the Company pursuant to certain tentative agreements with Pacific Bell that were completed in February 1994 (the "Pacific Bell Agreements"). The implementation of the Pacific Bell Agreements had no significant effect on revenues previously recorded in 1993 and 1992. Of the Company's total revenues in 1994, 1993 and 1992, 34%, 36% and 34%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $16,500,000, $16,500,000 and $15,000,000 in 1994,
     1993 and 1992, respectively. The transition revenues will be reduced to approximately $8,200,000 in 1995. Beginning in 1997 such revenues will be reduced by approximately $2,000,000 per year until ultimately eliminated.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In September 1994, the P.U.C. issued an Implementation Rate Design Decision (the "IRD Decision") which authorized toll competition within each Local Access Transport Area commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates beginning on January 1, 1995. Such decreases and the reduction in transition revenues discussed above will be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., these ordered changes are expected to result in a $5.3 million net reduction in the Company's 1995 revenues, and negatively impact future results of operations.

     Depreciation

     Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 7.99%, 6.56% and 6.75% in 1994, 1993 and 1992, respectively. Depreciation rate increases authorized by the P.U.C. in 1994 resulted in additional depreciation expense of approximately $3,700,000 for 1994.

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

     Prior to January 1, 1993, deferred income taxes were provided in accordance with Accounting Principles Board Opinion No. 11 ("APB No. 11")for the tax effect of all timing differences between financial statement income and taxable income, except for items that were not allowable by the P.U.C. as deferred tax expense for rate-making purposes.
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per share amounts

     Net income per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends. Cash dividends per share is based on the actual dividends per share, as declared by the Company's board of directors, after giving retroactive effect to stock dividends.

     Statements of cash flows information

     During 1994, 1993 and 1992, the Company made payments for interest and income taxes as follows (in thousands):

                                                1994        1993       1992
                                                ----        ----       ----

     Interest (net of amounts capitalized)     $3,606     $1,747     $ 1,497
     Income taxes                             $12,589    $13,855     $12,891


2.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS No. 115"). Under SFAS No. 115, management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1994, all securities are designated as held-to-maturity as management believes it has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

     The adoption of SFAS No. 115 had no significant effect on the Company's prior period financial statements. Accordingly, under provisions of SFAS No. 115, prior period financial statements were not restated. Following is a summary of the Company's investments by major security type at amortized cost which approximates fair value (in thousands):

                                                   December 31,
                                                       1994
                                                  ------------
     Commercial paper                             $    23,612
     Other unsecured corporate notes                    4,360
     Repurchase agreements                              1,657
                                                  -----------
                                                  $    29,629
                                                  ===========

   Amounts included in cash and cash equivalents
                                                  $    15,940
   Amounts included in short-term investments          13,689
                                                  -----------
                                                  $   $29,629
                                                  ===========


3.   LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 1994 and 1993 consisted of the following:

          $25,000,000 under an unsecured, long-term credit arrangement with a bank, with interest payable quarterly at rates increasing from 8.16% to 8.46% during the period of the loan. Principal payments are due in equal quarterly installments of $893,000, commencing in June 1995, and ending in April 2002.

          $15,000,000 under an unsecured, long-term credit arrangement with a bank, with interest payable quarterly at a fixed rate of 6.22%. Principal payments are due in equal quarterly installments of $536,000, commencing in March 1997, and ending in December 2003.

     At December 31, 1994, the aggregate maturity requirements on all long-term debt are $2,679,000, $3,572,000, $5,716,000, $5,716,000 and $5,716,000 in
     1995, 1996, 1997, 1998 and 1999, respectively.

     The aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1994 was unrestricted.

4.   INCOME TAXES

     The income tax provisions consist of the following components (in thousands):

                                              1994        1993        1992
                                              -----       ----        ----
Current expense:
Federal                                    $ 10,718    $  9,633    $  8,730
State                                         3,160       3,226       3,027
                                            -------     -------     -------
                                             13,878      12,859      11,757
Deferred expense (benefit):
Federal                                         (80)      2,266       2,335
State                                            68         259         360
                                             ------      ------     -------
                                                (12)      2,525       2,695
                                            -------    --------     -------
                                           $ 13,866    $ 15,384    $ 14,452
                                           =========   =========   =========

     The income tax provisions differ from those computed by using the statutory federal rate (35% in 1994 and 1993, and 34% in 1992) for the following reasons (in thousands):

                                              1994        1993        1992
                                              ----        ----        ----
Computed at statutory rates                $ 11,977    $ 13,266    $ 12,331

Increase (decrease):
State taxes, net of federal benefit           2,098       2,265       2,235

Other, net                                     (209)       (147)       (114)
                                            -------      -------     -------
Income tax provision                       $ 13,866    $ 15,384    $ 14,452
                                           =========   =========   =========
Effective federal and state rate             40.5%       40.6%       39.9%
                                             =====       =====       =====


4.   INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1994 and 1993 (in thousands):

                                             Deferred Income Taxes
                                            ----------------------
                                         1994                     1993
                                         ----                     ----
                                 Assets    Liabilities    Assets    Liabilities
                                 ------    -----------    ------    -----------
Property, plant and equipment -
primarily due to depreciation
differences
                               $        -   $  21,869      $     -      $21,614

Differences in the timing of
recognition of revenues             2,850                    2,871           -
Cellular partnership                    -       3,088            -        2,708

State franchise taxes               1,106           -        1,129            -

Other, net                          1,820         723        1,380          885
                                ---------   ---------      --------    --------

Total                               5,776      25,680        5,380       25,207

Less current portion                1,106           -        1,129            -
                                ---------   ---------     --------     --------
                                    4,670      25,680        4,251       25,207
                                =========   =========     =========   =========

Net long-term deferred income
tax liability                              $   21,010                  $ 20,956
                                            =========                 =========

     As of December 31, 1994 and 1993, there was no valuation allowance for deferred tax assets.

     During 1992, in accordance with APB No. 11, the deferred income tax provision resulted from differences in the timing of recognizing certain revenues and expenses for financial reporting and income tax purposes. For 1992, the principal components of the deferred income tax provision were $1,759,000 for tax depreciation in excess of book depreciation and $736,000 for differences between the book and taxable income attributable to the Company's investment in a cellular partnership.

5.   PENSION, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

     Net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 includes the following components (in thousands):

                                                    1994      1993       1992
                                                    ----      ----       ----
Service cost-benefits earned during the period     $2,376     $2,149    $1,544

Interest cost on projected benefit obligation       3,493      3,131     2,727

Actual loss (return) on plan assets                   600     (2,313)   (1,592)

Net amortization and deferral                      (2,311)       910       (80)
                                                   ------     ------    ------
Net pension cost                                   $4,158     $3,877    $2,599
                                                   ======     ======    ======

     The following table sets forth the defined benefit plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1994 and 1993 (in thousands):
                                                             1994        1993
                                                              ----        ----
Actuarial present value of benefit obligations:
Vested benefit obligation                                  $26,085     $24,463
Nonvested benefit obligation                                 6,315       5,900
                                                           -------     -------
Accumulated benefit obligation                             $32,400     $30,363
                                                           =======     =======

Plan assets at fair value                                  $32,549     $31,369
Less projected benefit obligation                          (49,345)    (47,383)
                                                           -------     -------
Projected benefit obligation in excess of plan assets      (16,796)    (16,014)
Unrecognized net loss                                       12,002      12,164
Unrecognized transition obligation                           2,979       3,247
                                                            -------     ------

Accrued pension cost                                       $(1,815)      $(603)
                                                            =======     =======

5.   PENSION, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

     The discount rates used in determining the projected benefit obligation at December 31, 1994 and 1993 were 7.5% and 7%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% at December 31, 1994 and 1993. The expected long-term rate of return on plan assets used in determining net pension cost was 8% in 1994 and 1993 and 8.5% in 1992. Changes in the discount rate and expected long-term rate of return on plan assets increased pension cost $1,054,000 in 1993. The vested and nonvested benefit obligations for 1993 have been restated for the change in the manner used to determine such amounts in 1994.

     The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under
     Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions, as defined in the plan, amounted to approximately $1,043,000, $903,000 and $731,000 in 1994, 1993 and 1992, respectively. At December 31, 1994, 9% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

     Effective January 1, 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 106 requires accrual of the expected ultimate cost of providing benefits during the years that the employee renders the necessary service. Prior to the Company's adoption of SFAS No. 106, the cost of postretirement benefits was generally recognized as paid. Presently, the Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. SFAS No. 112 establishes certain requirements for accounting for benefits provided to former or inactive employees after employment but before retirement. The adoption of SFAS No. 106 and No. 112 did not have a material effect on the Company's consolidated financial position or results of operations.

6.   COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rental expense amounted to $387,000, $1,137,000 and $936,000 in 1994, 1993 and 1992, respectively.

     At December 31, 1994, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant. Other commitments

     The Company's budgeted capital expenditures for the year ending
     December 31, 1995 approximate $24.2 million. Binding commitments for such planned expenditures at December 31, 1994 were approximately $8 million.

     The Company periodically contributes capital to the Sacramento-Valley Limited Partnership to maintain its existing partnership interest. As of December 31, 1994, known commitments for capital funding to the partnership were $2.4 million.

     Litigation

     The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

7.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

     As discussed more fully in Note 1 - Revenues, approximately 34%, 36% and 34% of the Company's consolidated operating revenues in 1994, 1993, and 1992 respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements. Approximately 10% of the Company's consolidated operating revenues in 1994, 1993 and 1992 were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 16, 1995.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 16, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 16, 1995.

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.

(a)                 1 and 2.  Financial Statements

                         The financial statements listed in the accompanying
                    Index to Financial Statements are filed as part of this annual report.

                    3.   Exhibits

                         The exhibits listed on the accompanying Index to
                    Exhibits are filed as part of this annual report.

(b)                      Reports on Form 8-K

                         No reports on Form 8-K were filed during the fourth
                    quarter of 1994.

                           ROSEVILLE TELEPHONE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                              (Item 14(a) 1 and 2)

                                                                        PAGE

Report of independent auditors                                           14

Consolidated balance sheets as of December 31, 1994 and 1993             15

Consolidated statements of income for each of the three years in
the period ended December 31, 1994                                       17

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1994                        18

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1994                                    19

Notes to consolidated financial statements                               21


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


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

    10(c)     Credit Agreement with Bank of America         Incorporated    -
              National Trust and Savings Association,       by reference
              dated January 4, 1994, with respect to
              $15,000,000 term loan (Filed as Exhibit
              10(c) to Form 10-K Annual Report for the year ended December 31, 1993)

    21(a)     List of subsidiaries (Filed as Exhibit        Incorporated    -
              22(a) to Form 10-K Annual Report for the      by reference
              year ended December 31, 1981)
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 29, 1995       By:     /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 29, 1995       By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1995               /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 29, 1995                /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  March 29, 1995               /s/ Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  March 29, 1995                /s/ Thomas E. Doyle
                                     Thomas E. Doyle,
                                     Director


Date:  March 29, 1995                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director

Date:  March 29, 1995                /s/ John R. Roberts III
                                     John R. Roberts III,
                                     Director
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 29, 1995       By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 29, 1995       By:
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1995
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 29, 1995
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  March 29, 1995
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  March 29, 1995
                                     Thomas E. Doyle,
                                     Director


Date:  March 29, 1995
                                     Ralph E. Hoeper,
                                     Director

Date:  March 29, 1995
                                     John R. Roberts III,
                                     Director