Form 10-K/A
period 1994-12-31
ROSEVILLE TELEPHONE CO
filed 1995-04-28
CIK 85153

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

    The Company will be submitting a proposal to stockholders to approve the creation of a holding company. The decision to propose the holding company structure was determined independently from and not as a result of any the proceedings described above. In addition, it is not anticipated that the holding company structure would have any impact upon any such proceedings.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

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

Network access and long distance revenues result from charges assessed to carriers and end users for use of the local exchange network and from transition revenues described above. Network access revenues increased $5.7 million or 15% over 1993, primarily due to growth in minutes of use volumes and higher interstate settlements from the National Exchange Carrier Association,
which contributed approximately equally to such revenue growth.      Long
distance revenues, comprised largely of transition revenues from Pacific
Bell, remained at essentially the same level in 1994 and 1993.

Operating Expenses:

Operating expenses in 1994 increased approximately $9.1 million or 15% compared to 1993. Depreciation expense increased approximately $5.7 million in 1994, of which $3.7 million was attributable to depreciation rate changes authorized by the P.U.C. and the balance was related to larger average plant levels.
Customer Operations Expenses increased by $1.0 million and General and Administrative Expense increased by $2.4 million, primarily due to normal inflationary factors combined with a larger workforce to serve the Company's increasing customer base. In addition, the increase in General and Administrative Expense was partially a result of the Company's increased involvement in numerous federal and state regulatory proceedings and efforts to enhance the Company's existing information systems.

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

The Company believes it continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71
criteria, a material, extraordinary, noncash charge would result.     The
approximate amount of the Company's net regulatory asset at December 31, 1994 was between $5 million and $12 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.


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

     The Company believes it continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires the Company to give effect in its financial statements to certain actions of regulators. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a
     material, extraordinary, noncash charge would result.     The approximate
     amount of the Company's net regulatory asset at December 31, 1994 was between $5 million and $12 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

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

    27        Financial Data Schedule                     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  April 27, 1995       By:     /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  April 27, 1995       By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 27, 1995               /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  April 27, 1995                /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  April 27, 1995               /s/ Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  April 27, 1995                /s/ Thomas E. Doyle
                                     Thomas E. Doyle,
                                     Director


Date:  April 27, 1995                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director

Date:  April 27, 1995                /s/ John R. Roberts III
                                     John R. Roberts III,
                                     Director
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  April 27, 1995       By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  April 27, 1995       By:
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 27, 1995
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  April 27, 1995
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  April 27, 1995
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  April 27, 1995
                                     Thomas E. Doyle,
                                     Director


Date:  April 27, 1995
                                     Ralph E. Hoeper,
                                     Director

Date:  April 27, 1995
                                     John R. Roberts III,
                                     Director