Form 10-Q
period 1995-03-31
ROSEVILLE TELEPHONE CO
filed 1995-05-15
CIK 85153

2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 1995

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

Registrant's telephone number, including area code (916) 786-6141

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

As of April 30, 1995, 14,484,953 shares of the registrant's Common Stock were outstanding.

        ROSEVILLE TELEPHONE COMPANY
             CONDENSED CONSOLIDATED
               STATEMENTS OF INCOME
              (UNAUDITED)

                                     Quarter            Quarter
                                      Ended              Ended
                                  Mar 31, 1994       Mar 31, 1995
 Operating Revenues
  Local service                      $8,931,000        $11,480,000
  Network access service             10,824,000          7,925,000
  Long distance service               1,937,000          1,040,000
  Miscellaneous                       3,768,000          4,099,000
   Total operating revenues          25,460,000         24,544,000

 Operating Expenses                  16,373,000         19,130,000

   Income From Operations             9,087,000          5,414,000

 Other Income, Net                       76,000            763,000

   Income Before Income Taxes         9,163,000          6,177,000

 Income Taxes                         3,677,000          2,508,000


 NET INCOME                          $5,486,000         $3,669,000


 Per Share of Common Stock

   Net Income (1)                         $0.39              $0.25

   Cash Dividends (2)                     $0.14              $0.15

 Shares of common stock used to
   calculate net income per
   share data                        14,084,953         14,484,953

(1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to a 5% stock dividend issued in December 1994.

(2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.



                             See accompanying notes.

                     ROSEVILLE TELEPHONE COMPANY
           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Dec 31, 1994 Mar 31, 1995
ASSETS                                                         (UNAUDITED)
  Current Assets:
    Cash and Cash Equivalents                      $21,282,000  $32,848,000
    Short-term Investments                          13,689,000            -
    Accounts Receivable, Net                        15,565,000   13,380,000
    Inventories                                      1,302,000    1,706,000
    Prepaid Expenses and Other Current Assets        1,541,000    1,504,000

      Total Current Assets                          53,379,000   49,438,000

  Property, Plant and Equipment, Net               173,359,000  176,539,000

  Investments and Other Assets:
    Cellular Partnership                            18,447,000   22,066,000
    Deferred Charges and Other Assets                1,623,000    1,617,000

      Total Investments and Other Assets            20,070,000   23,683,000

                                                  $246,808,000 $249,660,000

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable and Accrued Liabilities       $17,643,000  $18,815,000
    Current Portion of Long-Term Debt                2,679,000    3,571,000

      Total Current Liabilities                     20,322,000   22,386,000

  Long-term Debt                                    37,321,000   36,429,000

  Deferred Credits                                  24,490,000   24,674,000

  Shareholders' Equity:
    Common Stock, without par value; 20,000,000
      shares authorized, 14,484,953 shares
      issued and outstanding                       156,345,000  156,345,000
    Retained Earnings                                8,330,000    9,826,000

      Total Shareholders' Equity                   164,675,000  166,171,000

                                                  $246,808,000 $249,660,000



            See accompanying notes.

                      ROSEVILLE TELEPHONE COMPANY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (UNAUDITED)

                                                   Three Months  Three Months
                                                      Ended         Ended
                                                   Mar 31, 1994  Mar 31,1995

Net cash provided by operating activities        $10,482,000    $10,352,000

Cash flows from investing activities:
  Purchases of short-term investments             (3,962,000)              -
  Maturities of short-term investments             3,008,000     13,689,000
  Capital expenditures for property, plant and
      equipment                                   (3,535,000)    (7,907,000)
  Investment in cellular partnership              (1,410,000)    (2,401,000)
  Changes in deferred charges and other assets         6,000          6,000

  Net cash provided by (used in) investing
    activities                                    (5,893,000)      3,387,000

Cash flows from financing activities:
  Dividends paid                                  (2,010,000)    (2,173,000)

  Net cash used in financing activities           (2,010,000)    (2,173,000)

Net increase in cash and cash equivalents          2,579,000     11,566,000

Cash and cash equivalents at beginning of
    period                                         9,847,000     21,282,000

Cash and cash equivalents at end of
    period                                       $12,426,000    $32,848,000













             See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

     The condensed consolidated financial statements of Roseville Telephone Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.


                           ROSEVILLE TELEPHONE COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1995 and 1994

Operating Revenues:

As of January 1, 1992, the Company exited revenue sharing arrangements with Pacific Bell, applicable to certain network access, long distance and local service revenues. Also effective on that date, the Company began billing Pacific Bell various charges in connection with the provision of services by the Company pursuant to certain tentative agreements with Pacific Bell that were completed in February, 1994 (the "Pacific Bell Agreements"). Included in the amounts billed under the Pacific Bell Agreements were transition revenues of approximately $2 million and $4.1 million during the quarters ended March 31, 1995 and 1994, respectively. In accordance with the Pacific Bell Agreements, the transition revenues are being reduced by approximately $8.3 million in total for the year ending December 31, 1995. Beginning in 1997, these transition revenues will be further reduced by approximately $2 million per year until ultimately eliminated.

In September 1994, the Public Utilities Commission of the State of California (the "P.U.C.") adopted an Implementation Rate Design Decision (the "IRD Decision") authorizing toll competition within the Company's Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates and other charges to interexchange carriers beginning on January 1, 1995. Such decreases and the reduction in transition revenues mentioned above will be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., the IRD Decision will result in a $5.3 million reduction in the Company's 1995 annual operating revenues, negatively impacting current and future results of operations. Furthermore, the IRD Decision required the Company to file a rate case on May 15, 1995.

Operating revenues decreased approximately $916,000, or 4% for the three months ended March 31, 1995 compared to the same period in 1994, principally reflecting the implementation of the IRD Decision discussed above. Local Service revenues increased $2.5 million or 29% due to P.U.C. ordered increases in basic exchange service rates and revenues from the California High Cost Fund, with the remainder attributable to access line growth of approximately 1%. Network access revenues decreased $2.9 million or 27% due to the elimination of certain charges to interexchange carriers and the reduction in transition revenues.
Long distance revenues decreased $897,000 or 46% due to the reduction in transition revenues for the first three months of 1995, compared to the same period for 1994. The reduction in operating revenues was expected to be offset by increased toll usage and revenues as a result of P.U.C. ordered decreases in toll rates, which did not materialize in the first three months of 1995.

Operating Expenses:

Operating expenses for the three months ended March 31, 1995 increased approximately $2.8 million, or 17% compared to the same period in 1994. Cost of services and products increased approximately $1.2 million due to a combination of normal inflationary factors and costs associated with a larger work force and higher maintenance costs associated with the severe weather and flooding in early January 1995. Depreciation expense increased approximately $367,000 as a result of higher plant levels. Customer operations expense increased approximately $309,000 primarily due to increased employee costs as described above. In addition, general and administrative expense increased approximately $898,000 primarily reflecting higher costs associated with the Company's involvement in numerous federal and state regulatory matters.

Other Income, Net:

Other income, net, increased approximately $687,000 for the three months ended March 31, 1995, compared to the same period in 1994. The net increase was primarily due to an increase of approximately $293,000 in interest income attributable to larger invested balances and rising market interest rates and an increase in income of $474,000 attributable to the Company's interest in the Sacramento-Valley Limited Partnership("SVLP").

Income Taxes:

Income tax expense for the three months ended March 31, 1995 decreased $1.2 million, compared to the same period in 1994. The decrease was due to a decrease in income subject to income tax. The effective federal and state income tax rate was 40.6% and 40.1% for the quarters ended March 31, 1995 and 1994, respectively.


Liquidity and Capital Resources:

As reflected in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $10.4 million and $10.5 million for the three months ended March 31, 1995 and 1994, respectively. During the three months ended March 31, 1995, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $7.9 million pertaining to on-going plant construction projects, 2) dividends of $2.2 million and 3) capital contributions to the SVLP of $2.4 million. Cash flows to meet the remaining 1995 budgeted capital expenditures of approximately $14.4 million, dividends anticipated to be approximately $6.5 million, current maturities of long-term debt of $2.7 million and potential 1995 capital requirements for SVLP are anticipated to be met from both positive net cash generated from operations and existing cash and cash equivalents.

Competition:

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

The Company is subject to regulation by the Federal Communications Commission (the "F.C.C.") and the P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to affect the Company's interim financial statements at or for the three months ended March 31, 1995.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition.

On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. Based on calculations by the P.U.C., the rates adopted in the order will result in an annual revenue reduction to the Company of approximately $5.3 million beginning in 1995. In addition, the order as amended requires the Company to submit an application for a general rate case and proposal for a new regulatory framework. This application was filed on May 15, 1995.

On April 7, 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of Public Utilities Code Section 2282.5. In connection with this proceeding, the P.U.C. issued a further order on August 5, 1993 proposing additional rules for implementation of the open access principles proposed in its open access proceeding. On April 26, 1995, the P.U.C. adopted Decision 95-04-073, an interim opinion governing the provision of expanded interconnection and restructuring of local transport rates by Pacific Bell and GTE California. These proceedings may broaden the scope of competition in the provision of intrastate services. The Company anticipates further decisions in this matter during 1995.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments submitted on March 10, 1995, the Commission anticipates issuing further orders in this proceeding during 1995 and 1996.

In addition, on April 26, 1995, the P.U.C. adopted a Rulemaking 95-04-043 and investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. After reviewing comments to be submitted on May 24, 1995, the Commission anticipates issuing further orders in this proceeding during 1995 and 1996.

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

Item 5.  Other Information

The Company will be submitting a proposal to stockholders to approve the creation of a holding company. The decision to propose the holding company structure was determined independently from and not as a result of any of the proceedings described in Item 1. In addition, it is not anticipated that the holding company structure would have any impact upon any such proceedings.




Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the first quarter of 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date: May 15, 1995              By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 15, 1995             By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Vice-President and Chief
                                        Financial Officer