Form 10-Q
period 1995-06-30
ROSEVILLE TELEPHONE CO
filed 1995-08-14
CIK 85153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 1995

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

As of July 31, 1995, 14,484,953 shares of the registrant's Common Stock were outstanding.

                       ROSEVILLE TELEPHONE COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             Quarter    Six Months      Quarter      Six Months
                              Ended        Ended         Ended         Ended
                          June 30, 1994 June 30, 1994 June 30, 1995June 30, 1995
                          -------------------------- ------------- -------------
Operating Revenues
 Local Service             $ 9,166,000   $18,097,000   $11,778,000  $23,258,000
 Network Access Service     10,513,000    21,336,000     8,136,000   16,061,000
 Long Distance Service       1,938,000     3,875,000     1,053,000    2,093,000
 Miscellaneous               3,751,000     7,520,000     4,259,000    8,358,000
                           -----------   -----------   -----------  -----------
  Total Operating           25,368,000    50,828,000    25,226,000   49,770,000
Revenues

Operating Expenses          16,734,000    33,107,000    18,469,000   37,599,000
                           -----------   -----------   -----------  -----------
 Income From Operations      8,634,000    17,721,000     6,757,000   12,171,000

Other Income, Net              455,000       531,000     1,228,000    1,991,000
                           -----------   -----------   -----------  -----------
 Income Before Income        9,089,000    18,252,000     7,985,000   14,162,000
Taxes

Income Taxes                 3,687,000     7,364,000     3,246,000    5,754,000
                           -----------   -----------   -----------  -----------
NET INCOME                 $ 5,402,000   $10,888,000   $ 4,739,000  $ 8,408,000
                            ==========    ==========    ==========   ==========

Per Share of Common Stock

 Net Income (1)                  $0.38         $0.77         $0.33        $0.58


 Cash Dividends (2)              $0.14         $0.29         $0.15        $0.30


Shares of common stock
used to calculate net
income per share data       14,084,953    14,084,953    14,484,953   14,484,953

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

                          ROSEVILLE TELEPHONE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 31, 1994 June 30, 1995
                                               ----------------- -------------
ASSETS
 Current Assets:
  Cash and Cash Equivalents                        $ 21,282,000    $ 31,533,000
  Short-term Investments                             13,689,000       2,903,000
  Accounts Receivable, Net                           15,565,000      13,329,000
  Inventories                                         1,302,000       1,879,000
  Prepaid Expenses and Other Current Assets           1,541,000       1,824,000
                                                   ------------    ------------
   Total Current Assets                              53,379,000      51,468,000

 Property, Plant and Equipment, Net                 173,359,000     175,396,000

 Investments and Other Assets:
  Cellular Partnership                               18,447,000      22,193,000
  Deferred Charges and Other Assets                   1,623,000       1,612,000
                                                   ------------    ------------
   Total Investments and Other Assets                20,070,000      23,805,000
                                                   ------------    ------------
                                                   $246,808,000    $250,669,000
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Current Portion of Long-Term Debt                $  2,679,000    $  3,571,000
  Accounts Payable and Accrued Liabilities           17,643,000      18,462,000
                                                   ------------    ------------
   Total Current Liabilities                         20,322,000      22,033,000

 Long-term Debt                                      37,321,000      35,536,000

 Deferred Credits                                    24,490,000      24,362,000

 Shareholders' Equity:
  Common Stock, without par value; 20,000,000
   shares authorized, 14,484,953 shares
   issued and outstanding                           156,345,000     156,345,000
  Retained Earnings                                   8,330,000      12,393,000
                                                   ------------    ------------
   Total Shareholders' Equity                       164,675,000     168,738,000
                                                   ------------    ------------
                                                   $246,808,000    $250,669,000
                                                   ============    ============

                             See accompanying notes.

                       ROSEVILLE TELEPHONE COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months      Six Months
                                                     Ended           Ended
                                                 June 30, 1994   June 30, 1995
                                                 -------------   -------------
Net cash provided by operating activities          $18,635,000     $17,238,000

Cash flows from investing activities:
 Purchases of held to maturity investments         (17,799,000)     (2,903,000)
 Maturities of short-term investments               12,882,000      13,689,000
 Capital expenditures for property, plant and
  equipment                                         (7,302,000)    (11,545,000)
 Investment in cellular partnership                 (1,410,000)     (2,401,000)
 Return of investment in cellular partnership        1,073,000       1,400,000
 Changes in deferred charges and other assets         (446,000)         11,000
                                                   -----------     -----------
Net cash used in investing activities              (13,002,000)     (1,749,000)

Cash flows from financing activities:
 Principal payments of long-term debt                        -        (893,000)
 Dividends paid                                     (4,020,000)     (4,345,000)
                                                   -----------     -----------
Net cash used in financing activities               (4,020,000)     (5,238,000)
                                                   -----------     -----------
Net increase in cash and cash equivalents            1,613,000      10,251,000

Cash and cash equivalents at beginning of
 period                                              9,847,000      21,282,000
                                                   -----------     -----------
Cash and cash equivalents at end of
 period                                            $11,460,000     $31,533,000
                                                   ===========     ===========

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

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Revenues:

As of January 1, 1992, the Company exited revenue sharing arrangements with Pacific Bell, applicable to certain network access, long distance and local service revenues. Also effective on that date, the Company began billing Pacific Bell various charges in connection with the provision of services by the Company pursuant to certain tentative agreements with Pacific Bell that were completed in February, 1994 (the "Pacific Bell Agreements"). Included in the amounts billed under the Pacific Bell Agreements were transition revenues of approximately $2 million and $4.1 million during the quarters ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, transition revenues were approximately $4.1 million and $8.2 million, respectively. In accordance with the Pacific Bell Agreements, the transition revenues are being reduced in calendar year 1995 by approximately $8.3 million from the amount of such revenues for the year ending December 31, 1994. Beginning in 1997, these transition revenues will be further reduced by approximately $2 million per year until ultimately eliminated.

In September 1994, the Public Utilities Commission of the State of California (the "P.U.C.") adopted an Implementation Rate Design Decision (the "IRD Decision") authorizing toll competition within the Company's Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates and other charges to interexchange carriers beginning on January 1, 1995. Such decreases and the reduction in transition revenues mentioned above will be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., the IRD Decision will result in a $5.3 million reduction in the Company's 1995 annual operating revenues, negatively impacting current and future results of operations. Furthermore, the IRD Decision required the Company to file a rate case on May 15, 1995. The completion of the rate case proceeding and the decision by the P.U.C. is not expected until the third quarter of 1996.

Operating revenues decreased $142,000, or 1% for the quarter ended June 30, 1995 compared to the same period in 1994. For the six months ended June 30, 1995, operating revenues decreased approximately $1.1 million, or 2% compared to the same period in 1994.

Local service revenues increased approximately $2.6 and $5.2 million, or 28% and 29%, respectively, for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994. These increases were due to P.U.C. ordered increases in basic exchange service rates and revenues from the California High Cost Fund resulting from the implementation of the IRD Decision discussed above. The remaining increase is attributable to access line growth of approximately 5%.

Network access revenues decreased approximately $2.4 and $5.3 million, or 23% and 25%, respectively, for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994. These decreases were due to the elimination or reduction of certain charges to interexchange carriers resulting from the implementation of the IRD Decision and the reduction in transition revenues discussed above. The reduction in network access revenues was expected to be offset by increased access volumes and revenues as a result of P.U.C. ordered decreases in toll rates, which did not materialize in full in the first six months of 1995.

Long distance revenues decreased $885,000 and $1.8 million, or 46% for both the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994. These decreases were due to the reduction in transition revenues discussed above.

Operating Expenses:

Operating expenses for the quarter ended June 30, 1995 increased approximately $1.7 million, or 10% compared to the same period in 1994. For the six months ended June 30, 1995, operating expenses increased approximately $4.5 million or 14%, compared to the same period in 1994. Cost of services and products increased $667,000 and $2.1 million for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994 due to a combination of normal inflationary factors and costs associated with a larger work force and higher maintenance costs associated with the severe weather and flooding in January 1995. Depreciation expense increased approximately $511,000 and $900,000 for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994 as a result of higher plant levels. Customer operations expense increased $199,000 and $378,000 for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994 primarily due to increased employee costs as described above. In addition, general and administrative expense increased $357,000 and $1.1 million for the quarter and six month periods ended June 30, 1995 compared to the same periods in 1994 due to higher costs associated with the Company's involvement in numerous and state and federal regulatory proceedings.

Other Income, Net:

Other income, net, increased $773,000 for the quarter ended June 30, 1995, compared to the same period in 1994. For the six months ended June 30, 1995, other income, net, increased approximately $1.5 million compared to the same period in 1994. The year to date increase was primarily due to an increase of approximately $558,000 in interest income attributable to larger invested balances and higher average interest rates, and an increase in income of $961,000 attributable to the Company's interest in the Sacramento-Valley Limited Partnership ("SVLP"). Consistent with the historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the second half of 1995 may be significantly lower than that recognized for the six months ended June 30, 1995.


Income Taxes:

Income tax expense for the quarter ended June 30, 1995 decreased $441,000 compared to the same period in 1994. For the six months ended June 30, 1995, income tax expense decreased $1.6 million compared to the same period in 1994. The decreases were due to a decrease in income subject to income tax. The effective federal and state income tax rates were approximately 41% and 40%, respectively, for the six month periods ended June 30, 1995 and 1994.

Liquidity and Capital Resources

As reflected in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $17.2 million and $18.6 million for the six month periods ended June 30, 1995 and 1994, respectively. During the six months ended June 30, 1995, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $11.5 million pertaining to on-going plant construction projects, 2) dividends of $4.3 million and 3) net capital contributions to SVLP of $1.0 million. Cash flows to meet the remaining 1995 budgeted capital expenditures of approximately $9.5 million, anticipated dividends of approximately $4.3 million, remaining 1995 maturities of long-term debt of $1.8 million and potential 1995 capital requirements for SVLP are anticipated to be met from both positive net cash generated from operations and existing cash, cash equivalents and short-term investments.

Competition

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


PART II

Item 1.  Regulatory and Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

The Company is subject to regulation by the Federal Communications Commission (the "F.C.C.") and the P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to affect the Company's interim financial statements at or for the six months ended June 30, 1995.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each LATA and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. Based on calculations by the P.U.C., the rates adopted in the order will result in an annual revenue reduction to the Company of approximately $5.3 million beginning in 1995. In addition, the order as amended required the Company to submit an application for a general rate case and proposal for a new regulatory framework. This application was filed on May 15, 1995. The P.U.C. is currently reviewing the Company's application and the Company expects a final decision in the third quarter of 1996.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the P.U.C. expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. Comments on these proposed rules are due on September 1, 1995. A final set of rules are expected to be developed by the end of 1996.

In addition, on April 26, 1995, the P.U.C. adopted a Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-54 opening Pacific Bell and GTE territories to competition under interim rules. The interim rules do not apply to the Company's territory. The P.U.C. stated that January 1997 is still the target date for implementing full competition to all telecommunications markets, including the Company's territory. Further comments will be taken and hearings held to resolve a number of issues in order to develop the final rules for local service competition to be effective January 1, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 16, 1995, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders:

          (1)  Elected a Board of five (5) Directors; and

          (2) Considered and acted upon a proposal to approve the creation of a holding company by approving the Agreement and Plan of Reorganization described in the proxy solicitation materials prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     The five nominees to serve as Directors, which constituted the existing Board of Directors, were all reelected to serve as Directors, by the following votes (out of 14,484,953 shares).

                                                                       Broker
     Nominees             For       Against/Withheld   Abstentions   Non-votes

Robert L. Doyle       13,430,435         256,511           N/A          N/A
Brian H. Strom        13,428,465         258,481           N/A          N/A
Thomas E. Doyle       13,430,443         256,503           N/A          N/A
Ralph E. Hoeper       13,428,747         258,199           N/A          N/A
John R. Roberts III   13,429,737         257,209           N/A          N/A

     The proposal to approve the creation of a holding company was approved by the following vote:

                                                                   Broker
       For           Against/Withheld       Abstentions           Non-votes

    12,444,093            782,650               N/A                  N/A

Item 5.  Other Information.

On July 26, 1995, the Board of Directors of the Company adopted a resolution, subject to the approval of the P.U.C., declaring a stock dividend of up to three percent (3%) on the common stock of the Company, payable as soon as practicable after December 1, 1995 to shareholders of record of the Company at the close of business on such date. The Company subsequently filed an application for the stock dividend with the P.U.C. in August, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

a)              None.

b) No reports on Form 8-K were filed during the second quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date: August 11, 1995           By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 11, 1995          By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Vice-President and Chief
                                        Financial Officer