Form 10-Q
period 1995-09-30
ROSEVILLE TELEPHONE CO
filed 1995-11-15
CIK 85153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1995

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

As of October 31, 1995, 14,484,953 shares of the registrant's Common Stock were outstanding.

                         ROSEVILLE TELEPHONE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            Quarter      Quarter     Nine Months   Nine Months
                             Ended        Ended         Ended         Ended
                         Sep 30, 1994   Sep 30, 1995  Sep 30, 1994 Sep 30, 1995
                         ------------   ------------  ------------ ------------
Operating Revenues:
 Local Service             $ 9,307,000   $12,074,000   $27,404,000  $35,332,000
 Network Access Service     10,412,000     8,361,000    31,748,000   24,422,000
 Long Distance Service       1,936,000     1,047,000     5,811,000    3,140,000
 Miscellaneous               4,097,000     6,282,000    11,617,000   14,640,000
                           -----------   -----------   -----------  -----------
  Total Operating Revenues  25,752,000    27,764,000    76,580,000   77,534,000

Operating Expenses          17,320,000    19,929,000    50,427,000   57,528,000
                           -----------   -----------   -----------  -----------
 Income From Operations      8,432,000     7,835,000    26,153,000   20,006,000

Other Income, Net              132,000     1,968,000       663,000    3,959,000
                           -----------   -----------   -----------  -----------
 Income Before Income Taxes  8,564,000     9,803,000    26,816,000   23,965,000

Income Taxes                 3,443,000     3,992,000    10,807,000    9,746,000
                           -----------   -----------   -----------  -----------
NET INCOME                 $ 5,121,000   $ 5,811,000   $16,009,000  $14,219,000
                            ==========    ==========    ==========   ==========

Per Share of Common Stock

 Net Income (1)                  $0.35         $0.39         $1.10        $0.95


 Cash Dividends (2)              $0.14         $0.15         $0.41        $0.44


Shares of common stock
used to calculate net
income per share data       14,554,284    14,919,502    14,531,223   14,919,502

(1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to a 3% stock dividend declared in July 1995 to be issued in December 1995. Additionally, the weighted average number of shares outstanding for 1994 reflects the sale of 400,000 shares to the employee retirement plan in September 1994.

(2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.
                             See accompanying notes.

                         ROSEVILLE TELEPHONE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              December 31, 1994   Sept 30, 1995
                                              -----------------   -------------
ASSETS
 Current Assets:
  Cash and Cash Equivalents                        $ 21,282,000    $ 27,161,000
  Short-term Investments                             13,689,000       5,680,000
  Accounts Receivable, Net                           15,565,000      14,407,000
  Inventories                                         1,302,000       2,115,000
  Prepaid Expenses and Other Current Assets           1,541,000       1,580,000
                                                   ------------    ------------
   Total Current Assets                              53,379,000      50,943,000

 Property, Plant and Equipment, Net                 173,359,000     178,129,000

 Investments and Other Assets:
  Cellular Partnership                               18,447,000      23,291,000
  Deferred Charges and Other Assets                   1,623,000       1,608,000
                                                   ------------    ------------
   Total Investments and Other Assets                20,070,000      24,899,000
                                                   ------------    ------------
                                                   $246,808,000    $253,971,000
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Current Portion of Long-Term Debt                $  2,679,000    $  3,571,000
  Accounts Payable and Accrued Liabilities           17,643,000      19,296,000
                                                   ------------    ------------
   Total Current Liabilities                         20,322,000      22,867,000

 Long-term Debt                                      37,321,000      34,643,000

 Deferred Credits                                    24,490,000      24,085,000

 Shareholders' Equity:
  Common Stock, without par value; 20,000,000
   shares authorized, 14,484,953 shares
   issued and outstanding                           156,345,000     156,345,000
  Stock dividend distributable,
   434,549 shares at $24 per share                            -      10,429,000
  Retained Earnings                                   8,330,000       5,602,000
                                                   ------------    ------------
   Total Shareholders' Equity                       164,675,000     172,376,000
                                                   ------------    ------------
                                                   $246,808,000    $253,971,000
                                                   ============    ============
                            See accompanying notes.

                         ROSEVILLE TELEPHONE COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                 Sept 30, 1994   Sept 30, 1995
                                                 -------------   -------------
Net cash provided by operating activities          $28,892,000     $25,189,000

Cash flows from investing activities:
 Purchases of held-to-maturity investments         (40,388,000)     (5,680,000)
 Maturities of short-term investments               26,719,000      13,689,000
 Capital expenditures for property, plant and
  equipment                                        (11,557,000)    (19,135,000)
 Investment in cellular partnership                 (1,410,000)     (2,401,000)
 Return of investment in cellular partnership        2,220,000       2,506,000
 Changes in deferred charges and other assets           13,000          15,000
                                                   -----------     -----------
Net cash used in investing activities              (24,403,000)    (11,006,000)

Cash flows from financing activities:
 Principal payments of long-term debt                        -      (1,786,000)
 Dividends paid                                     (6,030,000)     (6,518,000)
 Sale of common stock to employee
  retirement plan                                    9,600,000               -
                                                   -----------     -----------
Net cash provided by (used in) financing
 activities                                          3,570,000      (8,304,000)
                                                   -----------     -----------
Net increase in cash and cash equivalents            8,059,000       5,879,000

Cash and cash equivalents at beginning of
 period                                              9,847,000      21,282,000
                                                   -----------     -----------
Cash and cash equivalents at end of
 period                                            $17,906,000     $27,161,000
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

2.   STOCK DIVIDEND DISTRIBUTABLE

On July 26, 1995, the Board of Directors of the Company adopted a resolution, which was approved by the Public Utilities Commission of the State of California (the "P.U.C.") on September 27, 1995, declaring a stock dividend of up to three percent (3%) on the common stock of the Company, payable as soon as practicable after December 1, 1995 to stockholders of record of the Company at the close of business on such date. Accordingly, 434,549 shares estimated to be distributable have been reflected on the accompanying condensed consolidated balance sheet at September 30, 1995, and have been included in the computation of net income and cash dividends per share for all periods presented.

                           ROSEVILLE TELEPHONE COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating Revenues:

As of January 1, 1992, the Company exited revenue sharing arrangements with Pacific Bell, applicable to certain network access, long distance and local service revenues. Also effective on that date, the Company began billing Pacific Bell various charges in connection with the provision of services by the Company pursuant to certain tentative agreements with Pacific Bell that were completed in February, 1994 (the "Pacific Bell Agreements"). Included in the amounts billed under the Pacific Bell Agreements were transition revenues of approximately $2.1 million and $4.2 million during the quarters ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, transition revenues were approximately $6.2 million and $12.4 million, respectively. In accordance with the Pacific Bell Agreements, the transition revenues are being reduced in calendar year 1995 by approximately $8.3 million from the amount of such revenues for the year ending December 31, 1994. Beginning in 1997, these transition revenues will be further reduced by approximately $2 million per year until ultimately eliminated.

In September 1994, the P.U.C. adopted an Implementation Rate Design Decision (the "IRD Decision") authorizing toll competition within the Company's Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates and other charges to interexchange carriers beginning on January 1, 1995. Such decreases and the reduction in transition revenues mentioned above will be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., the IRD Decision will result in a $5.3 million reduction in the Company's 1995 annual operating revenues, negatively impacting current and future results of operations. Furthermore, in accordance with the IRD Decision, the Company filed a rate case with the P.U.C. on May 15, 1995, in which the Company requested a revenue increase of approximately
$11 million. On November 13, 1995, the Division of Ratepayer Advocates (DRA), submitted its report on the Company's application in the rate case and proposed an approximate $10 million reduction in the Company's rates and charges. The Company disagrees with the DRA's proposal and will provide it's response to the P.U.C. by December 22, 1995. Hearings on the issues will be held beginning January 10, 1996. The Company expects a final decision in the third quarter of 1996.

Local service revenues increased approximately $2.8 and $7.9 million, or 30% and 29%, respectively, for the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994. These increases were due to P.U.C. ordered increases in basic exchange service rates and revenues from the California High Cost Fund resulting from the implementation of the IRD Decision discussed above. The remaining increase is attributable to access line growth of approximately 6%.

Network access revenues decreased approximately $2.1 and $7.3 million, or 20% and 23%, respectively, for the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994. These decreases were due to the elimination or reduction of certain charges to interexchange carriers resulting from the implementation of the IRD Decision and the reduction in transition revenues discussed above. The reduction in network access revenues was expected to be offset by increased access volumes and revenues as a result of P.U.C. ordered decreases in toll rates, which did not materialize in full during the nine month period ended September 30, 1995.

Long distance revenues decreased $889,000 and $2.7 million, or 46% for both the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994. These decreases were due to the reduction in transition revenues discussed above.

Miscellaneous revenues increased $2.2 million and $3 million, or 53% and 26%, respectively, for the quarter and nine month periods ended September 30, 1995. These increases were principally due to the sale of a large telephone system to a commercial customer.

Operating Expenses:

Operating expenses for the quarter ended September 30, 1995 increased approximately $2.6 million, or 15% compared to the same period in 1994. For the nine months ended September 30, 1995, operating expenses increased approximately $7.1 million or 14%, compared to the same period in 1994. Cost of services and products increased $1.9 million and $4 million for the quarter and nine month periods ended September 30, 1995 compared to the same periods due to 1) costs associated with a larger work force, 2) switching software expenditures, 3) normal inflationary factors, 4) higher maintenance costs associated with the severe weather and flooding in January 1995 and 5) higher cost of sales associated with the increase in nonregulated equipment sales. Depreciation expense increased approximately $239,000 and $1.1 million for the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994 as a result of higher plant levels. Customer operations expense increased $464,000 and $842,000 for the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994 primarily due to increased employee costs as described above. In addition, general and administrative expense increased $1.1 million for the nine month period ended September 30, 1995 compared to the same period in 1994 due to higher costs associated with the Company's involvement in numerous state and federal regulatory proceedings.

Other Income, Net:

Other income, net, increased $1.8 million for the quarter ended September 30, 1995, compared to the same period in 1994. For the nine months ended
September 30, 1995, other income, net, increased approximately $3.3 million compared to the same period in 1994. The year to date increase was primarily due to an increase of approximately $776,000 in interest income attributable to larger invested balances and higher average interest rates, and an increase in income of $2.6 million attributable to the Company's interest in the Sacramento -Valley Limited Partnership ("SVLP"). Consistent with the historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the fourth quarter of 1995 may be significantly lower than that recognized in each of the first three quarters of 1995.


Income Taxes:

Income tax expense for the quarter ended September 30, 1995 increased $549,000 compared to the same period in 1994 due to an increase in income subject to income tax. For the nine months ended September 30, 1995, income tax expense decreased $1.1 million compared to the same period in 1994 due to a decrease in income subject to income tax. The effective federal and state income tax rates were approximately 41% and 40%, respectively, for the nine month periods ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $25.2 million and $28.9 million for the nine month periods ended September 30, 1995 and 1994, respectively. During the nine months ended September 30, 1995, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $19.1 million pertaining to on-going plant construction projects, 2) dividends of $6.5 million and 3) principal payments of long-term debt of $1.8 million. Cash flows to meet the remaining 1995 budgeted capital expenditures of approximately $3 million, anticipated dividends of approximately $2.2 million, and remaining 1995 maturities of long-term debt of $893,000 are anticipated to be met from both positive net cash generated from operations and existing cash, cash equivalents and short-term investments.

Additionally, the Company plans to pursue licenses for personal communications services ("P.C.S.") at the Federal Communications Commission ("F.C.C.") auctions scheduled to begin on December 11, 1995. Accordingly, the Company formed a wholly-owned subsidiary, Roseville PCS, Inc. ("RPCS"), to act as the manager of West Coast PCS LLC ("WCPCS"), a California limited liability company, which was formed together with other entities for the express purpose of providing P.C.S. In order to participate in the P.C.S. auctions, WCPCS is planning to make a fully refundable deposit of up to $9 million, of which RPCS's portion would be approximately 80%. The Company cannot predict if it will be a successful bidder, and, if so, what the costs of these licenses will be.

COMPETITION

As of September 30, 1995, a number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting the criteria to give effect in the financial statements to certain actions of regulators. However, because the Company and such telecommunications companies are significantly different in the level and nature of competition each experiences and in the nature and mix of services each offers, the Company believes it continues to meet the criteria of SFAS No.
71. Accordingly, the Company's condensed consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of the Company's net regulatory asset at December 31, 1994 was between $5 million and $12 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.


PART II

Item 1.  REGULATORY AND LEGAL PROCEEDINGS.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

The Company is subject to regulation by the F.C.C. and the P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may effect the Company prospectively and are not expected to affect the Company's interim financial statements at or for the nine months ended September 30, 1995.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each LATA and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. Based on calculations by the P.U.C., the rates adopted in the order will result in an annual revenue reduction to the Company of approximately $5.3 million beginning in 1995. In addition, the order as amended required the Company to submit an application for a general rate case and proposal for a new regulatory framework. This application, which was filed on May 15, 1995, included a request for a revenue increase of approximately $11 million. On November 13, 1995, the Division of Ratepayer Advocates (DRA), submitted its report on the Company's application in the rate case and proposed an approximate $10 million reduction in the Company's rates and charges. The Company disagrees with the DRA's proposal and will provide its response to the P.U.C. by December 22, 1995. Hearings on the issues will be held beginning January 10, 1996. The Company expects a final decision in the third quarter of 1996.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the P.U.C. expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. Comments on these proposed rules were filed on September 1, 1995. Reply comments are due on December 1, 1995. A final set of rules are expected to be developed by the end of 1996.

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

The United States Telephone Association filed an action in the United States District Court in Washington, D.C. on behalf of its members, including the Company, alleging that current federal law prohibiting local telephone companies from owning or operating cable television systems in their telephone service territories is an unconstitutional infringement of their First Amendment rights. The court entered an order enjoining enforcement of the prohibition. The defendants, the United States Department of Justice and F.C.C., have declared their intention to appeal the court's decision which permits the Company to provide cable television in its telephone service area.

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

a)     None.

b)     No reports on Form 8-K were filed during the third quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date: November 14, 1995         By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 14, 1995        By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Vice-President and Chief
                                        Financial Officer