Form 10-K
period 1995-12-31
ROSEVILLE TELEPHONE CO
filed 1996-03-28
CIK 85153

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $321,755,075 as of February 29, 1996. As of February 29, 1996, 14,915,424 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 21, 1996.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE

PART I

      1.Business                                                           3
      2.Properties                                                         5
      3.Legal Proceedings                                                  5
      4.Submission of Matters to a Vote of Security Holders                8


PART II

      5.Market for Registrant's Common Equity and Related Stockholder
        Matters                                                            9
      6.Selected Financial Data                                            9
      7.Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10
      8.Financial Statements and Supplementary Data                       16
      9.Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                          35


PART III

     10.Directors and Executive Officers of the Registrant                35
     11.Executive Compensation                                            35
     12.Security Ownership of Certain Beneficial Owners and
        Management                                                        35
     13.Certain Relationships and Related Transactions                    35


PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K                                                          35

                                     PART I

Item 1.  Business.

Roseville Telephone Company (the "Company"), incorporated under the laws of the State of California in 1914, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside the Company's own area is furnished through connection at Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in the Company's service area, is 18 miles northeast of Sacramento.

During recent years, including the year ended December 31, 1995, the area served by the Company has experienced both land subdividing activity for home building purposes and significant commercial and industrial development. The Company continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Currently, no other telephone company operates in the area served by the Company. However, the Company's future operations may be impacted by several proceedings pending before the Public Utilities Commission of the State of California (the "P.U.C.") which are considering the manner in which certain local exchange services presently provided solely by the Company should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

In February 1996, Congress passed the Telecommunications Act of 1996 which significantly changed the regulatory environment for telecommunications companies. As a result of the Telecommunications Act, specific telephone and cable television services historically provided exclusively by one company may be provided by competing companies. The Company is actively evaluating the financial viability of various opportunities in the long-distance and wireless telecommunications segments as well as the cable television industry.

The Company, with an approximate 23.5% equity interest, is one of four limited partners of Sacramento-Valley Limited Partnership (the "Cellular Partnership"), a California limited partnership formed for the construction and operation of a cellular mobile radiotelephone system, which now operates in the following Standard Metropolitan Statistical Areas ("SMSA"):

          Sacramento                    Reno
          Stockton                      Yuba City - Marysville
          Modesto                       Redding - Chico

In addition, the Cellular Partnership also operates in the Tehama, Sierra and Storey (Carson City) Rural Statistical Areas ("RSA").

AirTouch Cellular is the sole general partner of the Cellular Partnership and responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system.

In each SMSA and RSA, the Federal Communications Commission (the "F.C.C.") has granted one license to provide cellular services to a wireline carrier and one license to a non-wireline carrier. The Cellular Partnership is the wireline carrier licensee for each SMSA and RSA in which it operates and competes with the non-wireline licensee in each of those areas.

The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources, excluding revenues from the Company's ownership interest in the Cellular Partnership.

                                                 % of Total Operating Revenues
Revenues                                          1995       1994        1993
------------------------                          ----       ----        ----
Rate regulated revenues                           82%         85%         85%
Other revenues                                    18%         15%         15%
                                                 ----        ----        ----
Total operating revenues                         100%        100%        100%
                                                 ====        ====        ====

As indicated above, revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 82% of the Company's total operating revenues in 1995. Other revenues consist primarily of directory advertising services, billing and collection services, nonregulated services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring services.

Substantially all of the Company's revenues are from communications and related services. Approximately 24%, 34% and 36% of the Company's consolidated operating revenues in 1995, 1994 and 1993, respectively, were derived from access charges and charges for other services to, and transition contract payments from Pacific Bell pursuant to certain agreements. Approximately 10% of the Company's consolidated operating revenues in 1994 and 1993 (7% in 1995) were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

Total rate regulated revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. The Company is currently engaged in a rate proceeding before the P.U.C. and expects a final decision by the end of 1996. The Company has agreements with Pacific Bell relating to extended area service settlements and a significant portion of network access and long distance revenues. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Pacific Bell. With respect to interstate services, the Company has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which the Company concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. For further discussion regarding the Company's rate regulated revenues, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

At December 31, 1995, the Company had 521 employees, none of whom is represented by any union.

Item 2.  Properties.

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Placer County. The Company's 68,000 square foot principal business office and administrative headquarters and 128,000 square foot operations facility are located in Roseville. Other land is held for future expansion. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines and underground conduits and for its aerial and underground cables and wires.

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

In addition to plant and equipment that the Company wholly-owns, the Company utilizes poles and conduit systems wholly-owned by, or jointly-owned with, other utilities and leases space on facilities wholly or jointly-owned by the Company to other utilities. These arrangements are in accordance with written agreements customary in the industry.

The Cellular Partnership owns certain equipment used in the provision of cellular mobile radiotelephone services.

Item 3.  Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As appears in Item 1, above, the Company is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of the Company. The regulatory proceedings discussed below relate to matters which may affect the Company prospectively and are not expected to affect the Company's 1995 financial statements.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. Based on calculations by the P.U.C., these ordered changes were expected to result in a net reduction in the Company's 1995 rate regulated revenues of approximately $5.3 million. In addition, the order as amended required the Company to submit an application for a general rate case and proposal for a new regulatory framework. This application, which was filed on May 15, 1995, included a request for a revenue increase of approximately $11 million. On November 13, 1995, the Division of Ratepayer Advocates ("D.R.A."), submitted its report on the Company's application in the rate case and proposed an approximate $10 million reduction in the Company's rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its response to the P.U.C. on January 12, 1996. Hearings on the issues commenced February 13, 1996 and the Company expects a final decision by the end of 1996.

On April 7, 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of Public Utilities Code Section 2282.5. In connection with this proceeding, the P.U.C. issued a further order on August 5, 1993 proposing additional rules for implementation of the open access principles proposed in its open access proceeding. On April 26, 1995, the P.U.C. adopted Decision 95-04-073, an interim opinion governing the provision of expanded interconnection and restructuring of local transport rates by Pacific Bell and GTE California. On December 6, 1995, the P.U.C. adopted Decision 95-12-016 which adopted principles to govern the development of cost studies for the basic network functions of the local exchange networks of Pacific Bell and GTE California. In this order, the P.U.C. ordered the Company to participate in the process of developing these cost studies in anticipation of a possible order that the Company designate and be bound for two years by the results of the cost studies for a comparable Pacific Bell or GTE California wire center and to develop a proposal for how to account for shared and common costs, including overhead. Also, on December 6, 1995, the P.U.C. adopted Decision 95-12-020 which modified the rate structure previously adopted for local transport in order to bring it into parity with that adopted by the F.C.C. in its own proceedings on local transport restructuring. These proceedings may broaden the scope of competition in the provision of intrastate services, the effects of which on the Company cannot presently be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. Proceedings in connection with establishing the mechanisms for calculating and funding future subsidy support mechanisms are continuing. The Company anticipates that further orders will be issued in this proceeding during 1996 which may result in changes in intrastate telecommunication regulation, the effects of which on the Company cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing the rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. While the orders issued to date on local service competition do not apply to the Company's territory, the P.U.C. has expressed its intention to open all telecommunications markets, including the Company's territory, to competition by January 1, 1997. The P.U.C. is anticipated to hold proceedings during 1996 to establish the rules for local service competition in the Company's territory.

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

In addition, in September 1992, the F.C.C. issued an order granting to competitors expanded interconnection rights to facilities of local exchange carriers with annual revenues from regulated operations in excess of $100 million. These rules were overturned by the United States Court of Appeals.
The F.C.C. issued new rules to comply with the decision of the Court of Appeals. While not yet applicable to the Company, these rules will permit competitors to terminate facilities on terms and conditions equivalent to those which would apply if they were permitted to terminated their facilities in telephone company central offices.

The Company's operations may also be impacted by the recently enacted Telecommunications Act of 1996. Given its recent enactment, and the commencement of proceedings by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to comprehend fully the impact of the Telecommunications Act on the Company's operations.

These proceedings may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by the Company, the effects of which on the Company cannot yet be determined.

On May 16, 1995, the Company filed an application with the P.U.C. requesting authorization to implement an Agreement and Plan of Reorganization (the "Plan") approved by the Company's shareholders on June 16, 1995, which would result in a holding company. The Company intends to proceed with the reorganization after approval of the Plan by the P.U.C. The decision to approve the creation of a holding company structure was determined independently from and not as a result of any other regulatory proceedings. In addition, it is not anticipated that the holding company structure would have any impact upon any such proceedings.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1995.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's common stock were effected at approximately $24 per share from the beginning of the first quarter of 1994 through the beginning of the fourth quarter of 1995, and approximately $25 per share thereafter.

The Company's approximate number of shareholders was 9,600 as of February 29, 1996.

The Company pays quarterly cash dividends on its common stock. The Company paid cash dividends of $.15 per share for each quarter during 1994 and 1995.

Item 6.  Selected Financial Data.

                        1995        1994        1993        1992        1991
                        ----        ----        ----        ----        ----
                     (Dollars in thousands, except per share amounts)
Total operating
revenues             $ 102,661   $ 102,963   $  96,780   $  92,280   $  88,461
Net income           $  18,507   $  20,355   $  22,518   $  21,816   $  19,940
Net income per share
of common stock (1)  $   1.24    $    1.39   $    1.55   $   1.50    $  1.37
Cash dividends per
share of common
stock (2)            $    .58    $     .55    $    .53   $    .50    $   .48
Property, plant and
equipment, at cost   $ 263,210   $ 243,774   $ 228,927   $ 203,379   $ 181,552
Total assets         $ 256,889   $ 246,808   $ 226,459   $ 190,760   $ 165,380
Long-term debt       $  33,750   $  37,321   $  40,000   $  25,000   $  13,270
Shares of common stock
used to calculate
net income per
 share (1)          14,915,424  14,615,424  14,515,424  14,515,424  14,515,424

(1)Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to a 3% stock dividend issued in 1995 and 5% stock dividends issued in 1994, 1993 and 1992.

(2)Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Roseville Telephone Company (the "Company") is an independent telecommunications company that is primarily engaged in providing traditional telephone service in Roseville, California and adjacent communities. The Company's service area continues to experience strong economic growth, which is reflected in the 6% increase in access lines in 1995. In addition to the Company's local telephone operations, the Company has an approximate 23.5% interest in the Sacramento-Valley Limited Partnership (the "Cellular Partnership"), which provides cellular telephone service principally in California.

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constitute approximately 82% of the Company's total operating revenues in 1995. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, P.U.C. mandated surcharges, billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund.

The Company bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1995, 1994 and 1993, 24%, 34% and 36%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $8.2 million, $16.5 million, and $16.5 million in 1995, 1994 and 1993, respectively. The transition revenues are anticipated to be approximately $8.2 million in 1996. Beginning in 1997 such revenues will be reduced by approximately $2.0 million per year until ultimately eliminated.

In September 1994, the P.U.C. issued the Implementation Rate Decision ("IRD Decision"), which authorized toll competition within each Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's network access rates and other charges to interexchange carriers beginning January 1, 1995. Such decreases and the reduction in transition revenues discussed above were intended to be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., these ordered changes were expected to result in a net reduction in the Company's 1995 rate regulated revenues of approximately $5.3 million, which includes the effects of the reduction in transition revenues of $8.3 million mentioned above. However, the actual net reduction in revenues for 1995 was $6.7 million.

In accordance with the IRD Decision, the Company filed a rate case with the P.U.C. on May 15, 1995, in which the Company requested a revenue increase of approximately $11 million. On November 13, 1995, the P.U.C.'s Division of Ratepayer Advocates ("D.R.A.") submitted its report on the Company's application in the rate case and proposed an approximate $10 million reduction in the Company's annual rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its response to the P.U.C. on January 12, 1996. Hearings on the issues commenced in February 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.

1995 versus 1994

Net income for 1995 was $18.5 million or $1.24 per share, compared with net income of $20.4 million or $1.39 per share for 1994. The decline in net income and net income per share from 1994 to 1995 was principally due to the IRD Decision.

Operating Revenues:

The ordered changes in the sources of the Company's rate regulated revenues resulting from the IRD Decision significantly affected the comparability between 1995 and 1994 of the related revenue categories in the Company's consolidated income statements. Total rate regulated revenues decreased $3.6 million or 4% from 1994. The decline resulted primarily from a $6.7 million reduction in rate regulated revenues as a result of the IRD Decision, which exceeded the P.U.C.'s estimated impact of $5.3 million. The P.U.C. had projected that intraLATA toll calling volumes, from which the Company derives network access service revenues from Pacific Bell, would be stimulated by lower intraLATA toll rates ordered in the IRD Decision for Pacific Bell. However, actual calling volumes in 1995 were far below the levels forecasted by the P.U.C. and thus below the level necessary to limit the net reduction in the Company's revenues to $5.3 million.

The $6.7 million reduction in rate regulated revenues resulting from the IRD Decision was partially offset by the effects of 1) access line growth of approximately 6% and increased custom calling, voice mail and enhanced network service revenues, which increased revenues by approximately $1.5 million, and 2) an increase of $1.2 million in special access revenues arising from several new commercial customers.

Nonregulated sales and service revenues increased $3.1 million or 78% over 1994. This increase was principally due to the sale of a large telephone system to a commercial customer.

Operating Expenses:

Operating expenses in 1995 increased approximately $7.9 million or 11% compared to 1994. Plant operations increased $1.7 million during 1995 due to 1) costs associated with a larger work force, 2) switching software expenditures, 3) maintenance costs associated with the severe weather and flooding in January 1995, and 4) normal inflationary factors. Depreciation expense increased approximately $1.5 million during 1995 as a result of higher average plant levels. Customer operations expense increased $1.1 million during 1995 primarily due to increased labor costs. General and administrative expense increased $1.3 million during 1995 due to higher costs associated with the Company's involvement in numerous state and federal regulatory proceedings including the Company's rate proceeding. Cost of nonregulated sales and service increased $2.3 million during 1995 due primarily to the sale of a large telephone system to a commercial customer.

Other Income, Net:

Other income, which consists primarily of income attributable to the Company's interest in the Cellular Partnership and interest income from cash equivalents and short-term investments, increased $5.1 million over 1994. The increase was primarily due to an increase in income of $4.5 million attributable to the Company's interest in the Cellular Partnership and an increase of approximately $617,000 in interest income attributable to larger average invested balances. Other expense consists primarily of interest expense on long-term debt, which remained at essentially the same level in 1995 and 1994.

Income Taxes:

Income taxes in 1995 decreased approximately $1.2 million compared to 1994 due to the decrease in income subject to tax. The effective federal and state income tax rate was approximately 40.6% in 1995 compared to 40.5% in 1994.

1994 versus 1993

Operating Revenues:

Total rate regulated revenues increased $5.5 million or 7% over 1993. Local service revenues decreased slightly to $36.7 million in 1994 due to positive settlement adjustments recorded in 1993 for extended area service revenues, which did not reoccur in 1994. This decrease was largely offset by the effects of 5% growth in access lines in 1994. Network access revenues increased $5.7 million or 15% over 1993, primarily due to growth in minutes of use volumes and higher interstate settlements from the National Exchange Carrier Association, which contributed approximately equally to such revenue growth. Long distance revenues, comprised largely of transition revenues from Pacific Bell, remained at essentially the same level in 1994 and 1993.

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

Other Income, Net:

Other income increased $75,000 over 1993. Increased interest income due to larger invested balances and rising market interest rates was offset by reductions in Allowance for Funds Used During Construction ("AFUDC") due to the completed construction of an operations facility in the fourth quarter of 1993. Other expense consists primarily of interest expense on long-term debt, which increased $852,000 over 1993 due to increased average borrowings.

Income Taxes:

Income taxes in 1994 decreased approximately $1.5 million compared to 1993 due to the decrease in income subject to tax. The effective federal and state income tax rate was 40.5% in 1994 compared to 40.6% in 1993.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $32.8 million, $36.7 million and $36.6 million in 1995, 1994 and 1993, respectively. The Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $24.3 million pertaining to ongoing plant construction projects, 2) a deposit of $9 million to participate in the F.C.C. auction for personal communication service licences, 3) dividends of $8.8 million, and 4) principal payments of $2.7 million to retire long-term debt.

The Company's most significant use of funds in 1996 is expected to be for 1) budgeted capital expenditures of approximately $25 million for central office equipment, cable and wire facilities, and general purpose assets, and 2) scheduled payments of long-term debt of $3.6 million. It is anticipated that the Company's capital requirements in 1996 will be met from cash flows from operations, existing cash, cash equivalents and short-term investments and the refund of the $9 million deposit as a result of the Company's withdrawal from the F.C.C. auction described above.

Inflation

While the Company is not immune from increased costs brought on by inflation and regulatory requirements, the impact of such items on the Company's operations and financial condition depends partly on results of current and future rate cases and the extent to which increased rates can be translated into improved earnings.

Other Financial Information

A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting the criteria to give effect in their financial statements to certain actions of regulators. However, because such telecommunications companies are significantly different from the Company in the level and nature of competition they experience and in the nature and mix of services they offer, the Company believes it continues to meet the criteria of SFAS No. 71. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that the Company can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of the Company's net regulatory asset at December 31, 1995 was between $5 million and $13 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which is effective for the Company in 1996. Under SFAS No. 121, companies are required to recognize impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. SFAS No. 121 requires the impairment loss to be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Given the uncertainties relating to the outcome of the Company's rate proceeding before the P.U.C., the future effect, if any, of applying SFAS No. 121 cannot be determined at this time.

Regulatory Matters

On May 16, 1995, the Company filed an application with the P.U.C. requesting authorization to implement an Agreement and Plan of Reorganization (the "Plan") approved by the Company's shareholders on June 16, 1995, which would result in a holding company. The Company intends to proceed with the reorganization after approval of the Plan by the P.U.C. The decision to approve the creation of a holding company structure was determined independently from and not as a result of any other regulatory proceedings. In addition, it is not anticipated that the holding company structure would have any impact upon any such proceedings.

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. As a result of the Act, specific telephone and cable television services historically provided exclusively by one company may be provided by competing companies. The Company is actively evaluating the financial viability of various opportunities in the long-distance and wireless telecommunications segments as well as the cable television industry.

The Company's financial condition and results of operations continues to be affected by recent and future proceedings by the P.U.C. and F.C.C. The P.U.C. authorized competition for intraLATA toll service effective January 1, 1995, accompanied with rate changes affecting the Company's toll, access, private line and basic exchange revenue. In addition to the Company's rate case described above, pending before the P.U.C. are proceedings which are considering:

      The opening of all markets to competition by January 1, 1997 and aggressively streamlining regulation to accelerate the pace of innovation in the California telecommunications marketplace

      The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers in high cost areas and issues of "carrier of last resort" and "franchise" obligations

      Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.
Item 8.  Financial Statements and Supplementary Data.
                                                                           Page

Report of independent auditors                                              17

Consolidated balance sheets as of December 31, 1995 and 1994                18

Consolidated statements of income for each of the three years in
the period ended December 31, 1995                                          20

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1995                           21

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1995                                       22

Notes to consolidated financial statements                                  24





                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Roseville Telephone Company


We have audited the accompanying consolidated balance sheets of Roseville Telephone Company as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Telephone Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                  /s/ERNST & YOUNG LLP



Sacramento, California
February 29, 1996







                           ROSEVILLE TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                    ASSETS                           1995           1994
                    ------                          -----          -----
Current assets:
Cash and cash equivalents                        $24,854,000    $21,282,000
Short-term investments                             1,748,000     13,689,000
Refundable deposit                                 8,960,000              -
Accounts receivable (less allowances of $54,000
and $66,000, respectively)                        13,687,000     15,565,000
Refundable income taxes                            1,287,000              -
Inventories                                        2,189,000      1,302,000
Deferred income tax asset                            982,000      1,106,000
Prepaid expenses and other current assets            419,000        435,000
                                                 -----------    -----------
Total current assets                              54,126,000     53,379,000

Property, plant and equipment:
In service                                       259,201,000    239,380,000
Under construction                                 4,009,000      4,394,000
                                                 -----------    -----------
                                                 263,210,000    243,774,000
Less accumulated depreciation                     84,985,000     70,415,000
                                                 -----------    -----------
                                                 178,225,000    173,359,000
Investments and other assets:
Cellular partnership                              23,292,000     18,447,000
Deferred charges and other assets                  1,246,000      1,623,000
                                                 -----------    -----------
                                                  24,538,000     20,070,000
                                                 -----------    -----------

                                                $256,889,000   $246,808,000
                                                 ===========    ===========

                           See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1995 and 1994

     LIABILITIES AND SHAREHOLDERS' EQUITY            1995           1994
     ------------------------------------            ----           ----
Current liabilities:
Current portion of long-term debt                $ 3,571,000    $ 2,679,000
Accounts payable and other accrued liabilities     4,220,000      3,863,000
Payables to telecommunications entities            6,011,000      6,880,000
Advance billings and customer deposits             1,809,000      1,860,000
Accrued income taxes                                       -        345,000
Accrued pension cost                               2,916,000      1,815,000
Accrued compensation                               3,111,000      2,880,000
                                                 -----------    -----------
Total current liabilities                         21,638,000     20,322,000

Long-term debt                                    33,750,000     37,321,000

Deferred income taxes                             21,857,000     21,010,000

Other liabilities and deferred credits             3,301,000      3,480,000

Commitments and contingencies (Notes 1 and 7)

Minority interest in subsidiary                    1,950,000              -

Shareholders' equity:
Common stock, without par value; 20,000,000
shares authorized, 14,915,424 shares issued and
outstanding (14,484,953 shares in 1994)          166,676,000    156,345,000

Retained earnings                                  7,717,000      8,330,000
                                                 -----------    -----------
Total shareholders' equity                       174,393,000    164,675,000
                                                 -----------    -----------
                                                $256,889,000   $246,808,000
                                                 ===========    ===========

                           See accompanying notes.


                           ROSEVILLE TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1994 and 1993


                                         1995          1994           1993
                                         ----          ----           ----
Operating revenues:
Local service                       $47,431,000   $ 36,679,000  $ 36,883,000
Network access service               32,438,000     43,197,000    37,466,000
Long distance service                 4,189,000      7,749,000     7,781,000
                                    -----------   ------------   -----------
Total rate regulated revenues        84,058,000     87,625,000    82,130,000

Directory advertising                 6,387,000      6,059,000     6,085,000
Nonregulated sales and service        6,987,000      3,925,000     3,516,000
Other                                 5,229,000      5,354,000     5,049,000
                                    -----------    -----------   -----------
Total operating revenues            102,661,000    102,963,000    96,780,000

Operating expenses:
Plant operations                     21,984,000     20,263,000    20,962,000
Depreciation                         19,574,000     18,121,000    12,453,000
Customer operations                  12,791,000     11,718,000    10,717,000
General and administrative           15,656,000     14,363,000    11,951,000
Cost of nonregulated sales and
services                              5,007,000      2,678,000     2,176,000
Property and miscellaneous taxes      1,747,000      1,760,000     1,571,000
                                    -----------   ------------   -----------
Total operating expenses             76,759,000     68,903,000    59,830,000
                                    -----------   ------------   -----------
Income from operations               25,902,000     34,060,000    36,950,000

Other income (expense):
Interest income                       1,825,000      1,208,000       285,000
Interest expense                    (3,012,000)     (3,072,000)   (2,220,000)
Equity in earnings of cellular
partnership                          6,183,000       1,662,000     1,579,000
Allowance for funds used during
construction                           399,000         425,000     1,356,000
Other, net                            (156,000)        (62,000)      (48,000)
                                    -----------   ------------   -----------
Total other income, net               5,239,000        161,000       952,000
                                    -----------    -----------   -----------
Income before income taxes           31,141,000     34,221,000    37,902,000

Income taxes                         12,634,000     13,866,000    15,384,000
                                    -----------    -----------   -----------
Net income                          $18,507,000   $ 20,355,000  $ 22,518,000
                                    ============  ============  ============
Per share of common stock:

Net income                             $1.24         $1.39            $1.55
                                       =====         =====            =====
Cash dividends                         $ .58         $ .55            $ .53
                                       =====         =====            =====
Shares of common stock used to
calculate net income per share       14,915,424     14,615,424    14,515,424
                                    ============  ============  ============

                           See accompanying notes.


                           ROSEVILLE TELEPHONE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993


                                Common Stock
                         -------------------------
                            Number of                   Retained
                            Shares        Amount       earnings       Total
                          ------------  ------------  ------------ ------------
Balance at December 31,
1992                      12,765,141  $115,704,000  $ 12,455,000  $128,159,000
5% stock dividend, at
fair value:
Shares                       634,053    14,583,000   (14,583,000)            -

Cash in lieu of
fractional shares                  -             -       (97,000)      (97,000)
Cash dividends                     -             -    (7,659,000)   (7,659,000)
Net income                         -             -    22,518,000    22,518,000
                         -----------   -----------   -----------   -----------
Balance at December 31,
1993                      13,399,194    130,287,000   12,634,000   142,921,000
Sale of common stock to
Retirement Supplement
Plan                         400,000      9,600,000            -     9,600,000
5% stock dividend, at
fair value:
Shares                       685,759     16,458,000  (16,458,000)            -
Cash in lieu of
fractional shares                  -              -     (101,000)     (101,000)
Cash dividends                     -              -   (8,100,000)   (8,100,000)
Net income                         -              -   20,355,000    20,355,000
                         -----------    -----------   -----------  -----------
Balance at December 31,
1994                      14,484,953    156,345,000    8,330,000   164,675,000
3% stock dividend, at
fair value:
Shares                   430,471       10,331,000    (10,331,000)           -
Cash in lieu of
fractional shares              -                -        (98,000)      (98,000)
Cash dividends                 -                -     (8,691,000)    8,691,000)
Net income                     -                -     18,507,000    18,507,000
                     -----------      -----------    -----------    ----------
Balance at December 31,
1995                  14,915,424    $ 166,676,000     $7,717,000  $174,393,000
                    ============     ============   ============   ===========












                            See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents

                                    1995           1994           1993
                                    ----           ----           ----
Cash flows from operating
 activities:
Net income                       $18,507,000    $20,355,000    $22,518,000
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation                      19,574,000     18,121,000     12,453,000
Equity component of allowance for
 funds used during construction     (314,000)      (322,000)      (976,000)
Provision (benefit) for deferred
 income taxes                        848,000        (12,000)     2,525,000
Equity in earnings of cellular
 partnership                      (6,183,000)    (1,662,000)    (1,579,000)
Provision for doubtful
 accounts                            183,000        283,000        106,000
Other, net                           183,000        176,000        121,000
Net changes in:
Accounts receivable                1,695,000        261,000     (1,198,000)
Refundable income taxes           (1,287,000)       944,000       (944,000)
Inventories, prepaid expenses
 and other current assets           (871,000)      (188,000)       591,000
Payables, accrued liabilities and
 other deferred credits              795,000     (1,570,000)     3,082,000
Accrued income taxes                (345,000)       345,000        (52,000)
                                 -----------    -----------    -----------
Net cash provided by operating
 activities                       32,785,000     36,731,000     36,647,000

Cash flows from investing
 activities:
Capital expenditures for property,
 plant and equipment             (24,309,000)   (22,763,000)   (35,484,000)
Purchases of held-to-maturity
 investments                      (5,672,000)   (44,333,000)    (8,920,000)
Maturities of held-to-maturity
 investments                      17,613,000     39,564,000              -

Investment in cellular
 partnership                      (2,402,000)    (1,678,000)    (1,387,000)
Return of investment in
cellular partnership               3,740,000      2,220,000      1,410,000
Refundable deposit                (8,960,000)             -              -
Other, net                           295,000        295,000       (863,000)
                                 -----------    -----------    -----------
Net cash used in investing
 activities                      (19,695,000)   (26,695,000)   (45,244,000)


                             See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents

                                         1995           1994           1993
                                         ----           ----           ----
Cash flows from financing
activities:
Proceeds of long-term debt          $       -     $         -    $ 15,000,000
Principal payments of long-term
debt                               (2,679,000)              -               -
Dividends paid and fractional share
amounts                            (8,789,000)      (8,201,000)    (7,756,000)
Sale of common stock                        -        9,600,000              -
Investment in subsidiary by
minority partners                    1,950,000              -               -
                                    -----------    -----------    -----------
Net cash provided by (used in)
financing activities                (9,518,000)      1,399,000      7,244,000
                                    -----------    -----------    -----------
Increase (decrease) in cash and
cash equivalents                     3,572,000      11,435,000     (1,353,000)

Cash and cash equivalents at
beginning of year                   21,282,000       9,847,000     11,200,000
                                   -----------     -----------    -----------

Cash and cash equivalents at end
 of year                           $24,854,000     $21,282,000     $9,847,000
                                   ===========     ===========    ===========

























                            See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and basis of accounting

     Roseville Telephone Company (the "Company") is engaged in the business of furnishing communications and related services principally within its service area in Roseville, California and adjacent communities. Communications and related services include local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. The Company engages in nonregulated activities including the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring services.

     The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed for telephone companies by the Federal Communications Commission (the "F.C.C."). The consolidated financial statements were prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
     Actual results could differ from those estimates.

     A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting the criteria to give effect in their financial statements to certain actions of regulators. However, because such telecommunications companies are significantly different from the Company in the level and nature of competition they experience and in the nature and mix of services they offer, the Company believes it continues to meet the criteria of SFAS No. 71. Accordingly, the Company's consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises. As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether it continues to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that the Company can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of the Company's net regulatory asset at December 31, 1995 was between $5 million and $13 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned limited liability company. All significant intercompany transactions have been eliminated.

     Cash equivalents and short-term investments

     The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 1995 consist of U.S. government and agency securities with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

     Fair values of financial instruments

     As of December 31, 1995 and 1994, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1995 and 1994, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $39,000,000 and $38,400,000 at December 31, 1995 and 1994, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $4,958,000, $8,093,000 and $9,886,000 in 1995, 1994 and 1993,
     respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which is effective for the Company in 1996. Under SFAS No. 121, companies are required to recognize impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

     by those assets are less than the carrying amount of those assets. SFAS No. 121 requires the impairment loss to be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Given the uncertainties relating to the outcome of the Company's rate proceeding before the P.U.C., the future effect, if any, of applying SFAS No. 121 cannot be determined at this time.

     Revenues

     The Company is subject to regulation by the F.C.C. and the Public Utilities Commission of the State of California (the "P.U.C."). Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

     The Company bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1995, 1994 and 1993, 24%, 34% and 36%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $8,200,000, $16,500,000, and $16,500,000 in 1995, 1994 and 1993,
     respectively. The transition revenues are anticipated to be approximately $8,200,000 in 1996. Beginning in 1997 such revenues will be reduced by approximately $2,000,000 per year until ultimately eliminated.

     In September 1994, the P.U.C. issued an Implementation Rate Design Decision (the "IRD Decision") which authorized toll competition within each Local Access Transport Area commencing January 1, 1995. The IRD Decision ordered decreases in the Company's access rates and other charges to interexchange carriers beginning January 1, 1995. Such decreases and the reduction in transition revenues discussed above were partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., these ordered changes were expected to result in a net reduction in the Company's 1995 rate regulated revenues of approximately $5,300,000, which includes the effects of the reduction in transition revenues of $8,300,000 mentioned above. However, the actual net reduction in revenues for 1995 was $6,700,000.

     In accordance with the IRD Decision, the Company filed a rate case with the P.U.C. on May 15, 1995, in which the Company requested a revenue increase of approximately $11 million. On November 13, 1995, the P.U.C.'s Division of Ratepayer Advocates ("D.R.A.") submitted its report on the Company's application in the rate case and proposed an approximate $10 million reduction in the Company's annual rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its response to the P.U.C. on January 12, 1996. Hearings on the issues commenced in January 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Depreciation

     Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 8.07%, 7.99% and 6.56% in 1995, 1994 and 1993, respectively.

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

     Income taxes

     The Company accounts for income taxes using the liability method, which requires deferred tax assets and liabilities to be recorded for the expected future tax consequences of events that have been included in the financial statements and tax returns. Additionally, the liability method requires adjustments of deferred tax assets and liabilities for changes in tax laws or rates and requires recognition of a regulatory asset or liability when it is probable that deferred taxes would be reflected in future rates of regulated companies.

     Per share amounts

     Net income per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends. Cash dividends per share is based on the actual dividends per share, as declared by the Company's board of directors, after giving retroactive effect to stock dividends.

     Statements of cash flows information

     During the years ended December 31, 1995, 1994 and 1993, the Company made payments for interest and income taxes as follows (in thousands):

                                                1995        1994       1993
                                                ----        ----       ----

     Interest (net of amounts capitalized)     $ 2,915    $ 3,606    $ 1,747
     Income taxes                              $13,441    $12,589    $13,855


2.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1995 and 1994, all securities are designated as held-to-maturity as management believes it has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

     Following is a summary of the Company's investments at December 31, 1995 and 1994 by major security type at amortized cost which approximates fair value (in thousands):

                                                          1995       1994
                                                          ----       ----
     Commercial paper                                  $ 19,970   $ 23,612
     Repurchase agreements                                1,501      1,657
     U.S. government and agency securities                1,748          -
     Other unsecured corporate notes                        502      4,360
                                                       ---------  ---------
                                                       $ 23,721   $ 29,629
                                                       =========  =========

   Amounts included in cash and cash equivalents       $ 21,973   $ 15,940
   Amounts included in short-term investments             1,748     13,689
                                                       ---------  ---------
                                                       $ 23,721   $ 29,629
                                                       =========  =========

3.   INVESTMENT IN CELLULAR PARTNERSHIP

     The Company has an approximate 23.5% interest in the Sacramento-Valley Limited Partnership (the "Cellular Partnership"), which is accounted for using the equity method. The Cellular Partnership operates a cellular mobile radiotelephone system principally in California. The Company's portion of undistributed earnings of the Cellular Partnership included in the Company's consolidated shareholders' equity at December 31, 1995 amounted to $7,737,000.

     Summarized unaudited financial information for the Cellular Partnership is as follows (in thousands):

     Balance sheet information as of December 31,
     1995 and 1994:
                                                          1995       1994
                                                          ----       ----
     Current assets                                    $  24,183  $  19,341
     Noncurrent assets, primarily cellular plant       $ 100,372  $  89,592
     Current liabilities                               $  24,371  $  29,568
     Noncurrent liabilities                            $     861  $     760





3.   INVESTMENT IN CELLULAR PARTNERSHIP (CONTINUED)

     Income statement information for the years
     ended December 31, 1995, 1994 and 1993:
                                                   1995      1994       1993
                                                   ----      ----       ----
     Net revenues                               $ 124,393  $  87,894  $  68,123
     Costs and expenses                            98,048     80,812     61,391
                                                ---------  ---------  ---------
     Net income                                 $  26,345  $   7,082  $   6,732
                                                =========  =========  =========

4.   LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 1995 and 1994 consisted of the following:

                                                           (In thousands)
                                                           1995      1994
                                                           ----      ----
     Unsecured term loan with a bank, with interest
     payable quarterly at rates increasing from 8.16%
     to 8.46% during the period of the loan; principal
     payments are due in equal quarterly installments
     of approximately $893,000 through April 2002.       $ 22,321  $ 25,000

     Unsecured term loan with a bank, with interest
     payable quarterly at a fixed rate of 6.22%;
     principal payments are due in equal quarterly
     installments of approximately $536,000,
     commencing in March 1997, and ending in December
     2003.                                                 15,000    15,000
                                                         --------    ------
                                                           37,321    40,000

     Less current portion                                   3,571     2,679
                                                         --------  --------

                                                         $ 33,750  $ 37,321
                                                         ========  ========


     At December 31, 1995, the aggregate maturity requirements on all long-term debt are $3,571,000 in 1996 and $5,716,000 in each of the years 1997 through 2000.

     The aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1995 was unrestricted.

5.   INCOME TAXES

     The income tax provisions consist of the following components (in thousands):

                                              1995        1994        1993
                                              -----       -----       ----
Current expense:
Federal                                    $   8,979   $  10,718   $   9,633
State                                          2,807       3,160       3,226
                                           ---------   ---------   ---------
                                              11,786      13,878      12,859
Deferred expense (benefit):
Federal                                          792         (80)      2,266
State                                             56          68         259
                                           ---------   ---------   ---------
                                                 848         (12)      2,525
                                           ---------   ---------   ---------
                                           $  12,634   $  13,866   $  15,384
                                           =========   =========   =========

     The income tax provisions differ from those computed by using the statutory federal rate (35% in all years presented) for the following reasons (in thousands):

                                              1995       1994       1993
                                              ----       ----       ----
Computed at statutory rates                $ 10,899   $ 11,977   $ 13,266

Increase (decrease):
State taxes, net of federal benefit           1,861      2,098      2,265

Other, net                                     (126)      (209)      (147)
                                           --------   --------   --------
Income tax provision                       $ 12,634   $ 13,866   $ 15,384
                                           ========   ========   ========
Effective federal and state rate             40.6%      40.5%     40.6%
                                             =====      =====     =====


5.   INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1995 and 1994 (in thousands):

                                             Deferred Income Taxes
                                            ----------------------
                                         1995                     1994
                                         ----                     ----
                                 Assets    Liabilities    Assets    Liabilities
                                 ------    -----------   ------    ----------
Property, plant and equipment -
primarily due to depreciation
differences                    $      -   $    21,747  $      -    $   21,869

Differences in the timing of
recognition of revenues           2,636             -     2,850             -

Cellular partnership                  -         4,218         -         3,088

State franchise taxes               982             -     1,106             -

Other, net                        2,091           619     1,820           723
                                --------     --------   --------    ---------

Total                             5,709        26,584     5,776        25,680

Less current portion                982             -     1,106             -

                                 --------     -------    -------      -------

                               $  4,727      $ 26,584   $ 4,670    $   25,680
                                ========     ========   ========     ========

Net long-term deferred income
tax liability                               $  21,857              $   21,010
                                             ========                ========

     As of December 31, 1995 and 1994, there was no valuation allowance for deferred tax assets.

6.   PENSION AND OTHER POSTRETIREMENT BENEFITS

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

6.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 includes the following components (in thousands):

                                                    1995      1994       1993
                                                    ----      ----       ----
Service cost-benefits earned during the period     $2,416    $2,376    $2,149

Interest cost on projected benefit obligation       3,830     3,493     3,131

Actual (return) loss on plan assets                (7,741)      600    (2,313)

Net amortization and deferral                       5,664    (2,311)      910
                                                   ------    ------    ------
Net pension cost                                   $4,169    $4,158    $3,877
                                                   ======    ======    ======

     The following table sets forth the defined benefit plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1995 and 1994 (in thousands):
                                                             1995       1994
                                                              ----       ----
Actuarial present value of benefit obligations:
Vested benefit obligation                                  $30,848     $26,085
Nonvested benefit obligation                                 7,439       6,315
                                                           -------     -------
Accumulated benefit obligation                             $38,287     $32,400
                                                           =======     =======

Plan assets at fair value                                  $42,022     $32,549
Less projected benefit obligation                          (58,774)    (49,345)
                                                           -------     -------
Projected benefit obligation in excess of plan assets      (16,752)    (16,796)
Unrecognized net loss                                       11,125      12,002
Unrecognized transition obligation                           2,711       2,979
                                                           -------     -------

Accrued pension cost                                       $(2,916)    $(1,815)
                                                           =======     =======

     The discount rates used in determining the projected benefit obligation at December 31, 1995 and 1994 were 7% and 7.5%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% at December 31, 1995 and 1994. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 1995 and 8% in 1994 and 1993. Changes in the discount rate and expected long-term rate of return on plan assets decreased pension cost $720,000 in 1995, which was largely offset by increased amortization of plan experience losses.

     The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under
6.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions amounted to approximately $1,137,000, $1,043,000 and $903,000 in 1995, 1994
     and 1993, respectively. At December 31, 1995, 9% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

     The Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual postretirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

7.   COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rental expense amounted to $394,000, $387,000 and $1,137,000 in 1995, 1994 and 1993, respectively.

     At December 31, 1995, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant.

     Other commitments

     The Company's budgeted capital expenditures for the year ending
     December 31, 1996 approximate $25 million. Binding commitments for such planned expenditures at December 31, 1995 were approximately $4 million.

     Litigation

     The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

8.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

     As discussed in Note 1 - Revenues, approximately 24%, 34% and 36% of the Company's consolidated operating revenues in 1995, 1994, and 1993, respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements. Approximately 10% of the Company's consolidated operating revenues in 1994 and 1993 (7% in 1995) were derived from the provision of
8.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS (CONTINUED)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 21, 1996.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 21, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 21, 1996.

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

(b)                      Reports on Form 8-K

                         No reports on Form 8-K were filed during the fourth
                    quarter of 1995.

                           ROSEVILLE TELEPHONE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                              (Item 14(a) 1 and 2)

                                                                        PAGE

Report of independent auditors                                           17

Consolidated balance sheets as of December 31, 1995 and 1994             18

Consolidated statements of income for each of the three years in
the period ended December 31, 1995                                       20

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1995                        21

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1995                                    22

Notes to consolidated financial statements                               24


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

    21(a)     List of subsidiaries (Filed as Exhibit        Incorporated    -
              22(a) to Form 10-K Annual Report for the      by reference
              year ended December 31, 1981)

    23.01     Consent of Ernst & Young LLP, Independent        Filed
              Auditors                                        herewith

     27       Financial Data Schedule                          Filed
                                                              herewith
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 26, 1996       By:     /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 26, 1996       By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1996               /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 26, 1996                /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  March 26, 1996               /s/ Michael D. Campbell
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  March 26, 1996                /s/ Thomas E. Doyle
                                     Thomas E. Doyle,
                                     Director


Date:  March 26, 1996                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director

Date:  March 26, 1996                /s/ John R. Roberts III
                                     John R. Roberts III,
                                     Director
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date:  March 26, 1996       By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 26, 1996       By:
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1996
                                     Robert L. Doyle,
                                     Chairman of the Board


Date:  March 26, 1996
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director


Date:  March 26, 1996
                                     Michael D. Campbell,
                                     Vice President and Chief
                                     Financial Officer


Date:  March 26, 1996
                                     Thomas E. Doyle,
                                     Director


Date:  March 26, 1996
                                     Ralph E. Hoeper,
                                     Director

Date:  March 26, 1996
                                     John R. Roberts III,
                                     Director
                                                                   Exhibit 23.01


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-4 No. 33-58271) of Roseville Comtech and in the related Prospectus of our report dated February 29, 1996, with respect to the consolidated financial statements of Roseville Telephone Company included in this Annual Report (Form 10-K) for the year ended December 31, 1995.



                                        /s/ERNST & YOUNG LLP


Sacramento, California
March 26, 1996