Form 10-Q
period 1996-03-31
ROSEVILLE TELEPHONE CO
filed 1996-05-15
CIK 85153

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 1996

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

As of April 30, 1996, 14,915,424 shares of the registrant's Common Stock were outstanding.
                           ROSEVILLE TELEPHONE COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Quarter Ended    Quarter Ended
                                             March 31, 1995   March 31, 1996
                                             --------------   --------------
Operating revenues:
  Local service                                 $ 11,480,000     $ 12,026,000
  Network access service                           7,925,000        8,477,000
  Long distance service                            1,040,000        1,037,000
                                                  -----------      -----------
    Total rate regulated revenues                 20,445,000       21,540,000

  Directory advertising                            1,603,000        1,767,000
  Nonregulated sales and service                   1,129,000        1,025,000
  Other                                            1,367,000        1,187,000
                                                  -----------      -----------
    Total operating revenues                      24,544,000       25,519,000

Operating expenses:
  Plant operations                                 6,033,000        6,538,000
  Depreciation                                     4,727,000        5,237,000
  Customer operations                              3,219,000        3,440,000
  General and administrative                       3,937,000        4,044,000
  Cost of nonregulated sales and service             766,000          715,000
  Property and miscellaneous taxes                   448,000          459,000
                                                  -----------      -----------
    Total operating expenses                      19,130,000       20,433,000
                                                  -----------      -----------
Income from operations                             5,414,000        5,086,000

Other income (expense):
  Interest income                                    401,000          342,000
  Interest expense                                  (755,000)        (712,000)
  Equity in earnings of cellular partnership       1,218,000        1,963,000
  Other, net                                        (101,000)          72,000
                                                  -----------      -----------
    Total other income, net                          763,000        1,665,000
                                                  -----------      -----------
Income before income taxes                         6,177,000        6,751,000

Income taxes                                       2,508,000        2,747,000
                                                  -----------      -----------
Net income                                       $ 3,669,000      $ 4,004,000
                                                  ===========      ===========
Per Share of Common Stock:

  Net Income (1)                                       $0.25            $0.27
                                                       =====            =====
  Cash Dividends (2)                                   $0.15            $0.15
                                                       =====            =====
Shares of common stock used to
  calculate net income per
  share                                           14,915,424       14,915,424
                                                  ==========       ==========

(1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to a 3% stock dividend issued in December 1995.

(2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.


                             See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           December 31, 1995   March 31, 1996
                                           -----------------   --------------
ASSETS
  Current assets:
    Cash and cash equivalents                   $ 24,854,000     $ 35,953,000
    Short-term investments                         1,748,000        1,748,000
    Refundable deposit                             8,960,000                -
    Accounts receivable, net                      13,687,000       14,117,000
    Inventories                                    2,189,000        2,196,000
    Prepaid expenses and other current assets      2,688,000        1,243,000
                                                 ------------     ------------
      Total current assets                        54,126,000       55,257,000

  Property, plant and equipment, net             178,225,000      184,556,000

  Investments and other assets:
    Cellular partnership                          23,292,000       25,621,000
    Deferred charges and other assets              1,246,000        1,241,000
                                                 ------------     ------------
                                                  24,538,000       26,862,000
                                                 ------------     ------------
                                                $256,889,000     $266,675,000
                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt            $ 3,571,000      $ 4,107,000
    Accounts payable and accrued liabilities      18,067,000       26,846,000
                                                 ------------     ------------
      Total current liabilities                   21,638,000       30,953,000

  Long-term debt                                  33,750,000       32,321,000

  Deferred credits                                25,158,000       25,301,000

  Minority interest in subsidiary                  1,950,000        1,940,000

  Shareholders' equity:
    Common Stock, without par value; 20,000,000
      shares authorized, 14,915,424 shares
      issued and outstanding                     166,676,000      166,676,000
    Retained earnings                              7,717,000        9,484,000
                                                 ------------     ------------
      Total shareholders' equity                 174,393,000      176,160,000
                                                 ------------     ------------
                                                $256,889,000     $266,675,000
                                                 ============     ============
















                             See accompanying notes.

                           ROSEVILLE TELEPHONE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Quarter Ended     Quarter Ended
                                              March 31, 1995   March 31, 1996
                                              --------------   --------------
Net cash provided by operating activities        $10,352,000      $ 9,850,000

Cash flows from investing activities:
  Maturities of held-to-maturity investments      13,689,000                -
  Capital expenditures for property, plant
    and equipment                                 (7,907,000)      (4,220,000)
  Investment in cellular partnership              (2,401,000)        (366,000)
  Return of refundable deposit                             -        8,960,000
  Changes in deferred charges and other
    assets                                             6,000            5,000
                                                  -----------      -----------
  Net cash provided by investing
    activities                                     3,387,000        4,379,000

Cash flows from financing activities:
  Principal payments of long-term debt                      -        (893,000)
  Dividends paid                                  (2,173,000)      (2,237,000)
                                                  -----------      -----------
  Net cash used in financing activities           (2,173,000)      (3,130,000)
                                                  -----------      -----------
Increase in cash and cash equivalents             11,566,000       11,099,000

Cash and cash equivalents at beginning of
  period                                          21,282,000       24,854,000
                                                  -----------      -----------
Cash and cash equivalents at end of
  period                                         $32,848,000      $35,953,000
                                                 ===========      ===========














                             See accompanying notes.
                           ROSEVILLE TELEPHONE COMPANY


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General and Basis of Accounting

     The condensed consolidated financial statements of Roseville Telephone Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

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

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     (CONTINUED)

2.   Property, Plant and Equipment

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
     Under SFAS No. 121, companies are required to recognize impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. SFAS No. 121 requires the impairment loss to be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial position or results of operations for the first quarter of 1996. However, given the uncertainties relating to the outcome of the Company's rate proceeding before the Public Utilities Commission of the State of California ("P.U.C."), the future effect, if any, of applying SFAS No. 121 cannot be determined at this time.

3.   Investment in Cellular Partnership

     The Company has an approximate 23.5% interest in the Sacramento-Valley Limited Partnership (the "Cellular Partnership"), which operates a cellular mobile radiotelephone system principally in California.

     Summarized unaudited income statement information for the quarters ended March 31, 1996 and 1995 for the Cellular Partnership is as follows (in thousands):

                                   Quarter Ended        Quarter Ended
                                    March 31, 1995      March 31, 1996
                                    --------------      --------------

     Net revenues                          $27,432             $32,122
     Costs and expenses                     22,244              23,758
                                           -------             -------

     Net income                            $ 5,188             $ 8,364
                                           =======             =======

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     (CONTINUED)

4.   Pending Rate Case

     On May 15, 1995, the Company filed a rate case with the P.U.C. in which the Company requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Rate Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in the Company's annual rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its rebuttal testimony in the evidentiary hearings. Oral hearings will be held on June 6, 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.
                           ROSEVILLE TELEPHONE COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constitute approximately 84% and 83% of the Company's total operating revenues for the quarters ended March 31, 1996 and 1995, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, P.U.C. mandated surcharges, billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund.

The Company bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues for the quarters ended March 31, 1996 and 1995, 24% in each period were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $2.0 million in each of the quarters ended March 31, 1996 and 1995. The transition revenues are anticipated to be approximately $8.2 million in 1996. Beginning in 1997 such revenues will be reduced by approximately $2.0 million per year until ultimately eliminated.

Rate regulated revenues increased $1.1 million or 5% for the quarter ended March 31, 1996 compared to the same period in 1995 due to the combined effects of 1) access line growth of approximately 7% and increased custom calling, voice mail and enhanced network service revenues, which increased local service revenues by $546,000 and 2) an increase in network access revenues arising from several new commercial customers and increased minute-of-use volumes.

On May 15, 1995, the Company filed a rate case with the P.U.C. in which the Company requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Rate Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in the Company's annual rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its rebuttal testimony in the evidentiary hearings. Oral hearings will be held on June 6, 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.

Operating Expenses:

Operating expenses increased approximately $1.3 million or 7% for the quarter ended March 31, 1996 compared to the same period in 1995. Plant operations increased $505,000 due to 1) costs associated with a larger work force, 2) switching software expenditures and 3) normal inflationary factors. Depreciation expense increased $510,000 as a result of higher average plant levels. Customer operations expense increased $221,000 primarily due to increased labor costs. General and administrative expense increased $107,000 due to higher costs associated with the Company's involvement in numerous state and federal regulatory proceedings including the Company's rate proceeding.

Other Income, Net:

Other income, net, increased $902,000 for the quarter ended March 31, 1996 compared to the same period in 1995. The increase was primarily due to an increase of $745,000 in income attributable to the Company's interest in the Sacramento-Valley Limited Partnership.

Income Taxes:

Income taxes for the quarter ended March 31, 1996 increased $239,000 compared to the same period in 1995 due to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.7% and 40.6% for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $9.9 million and $10.4 million for the quarters ended March 31, 1996 and 1995, respectively. During the quarter ended March 31, 1996, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $4.2 million pertaining to ongoing plant construction projects, 2) dividends of $2.2 million, and 3) principal payments of $893,000 to retire long-term debt.

Cash flows to meet the remaining 1996 budgeted capital expenditures of approximately $20.4 million, anticipated dividends of approximately $6.7 million, and remaining 1996 maturities of long-term debt of $2.7 million are anticipated to be met from positive net cash flows from operations and existing cash, cash equivalents and short-term investments.

Other Financial Information

As more fully discussed in the notes to the condensed consolidated financial statements, the Company believes it continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Accordingly, the Company's condensed consolidated financial statements have been prepared on that basis. In the future, should the Company determine it no longer meets the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of the Company's net regulatory asset at December 31, 1995 was between $5 million and $13 million, consisting principally of property, plant and equipment.

PART II

Item 1. Regulatory and Legal Proceedings

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

The Company is subject to regulation by the Federal Communications Commission ("F.C.C.") and P.U.C. In the past, there have been various proceedings before these agencies to which the Company has been a party. The regulatory proceedings discussed below relate to matters which may affect the Company prospectively and are not expected to affect the Company's interim financial statements at or for the quarter ended March 31, 1996.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including the Company. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by the Company within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within the Company's LATA effective January 1, 1995. In addition, the order as amended required the Company to submit an application for a general rate case and proposal for a new regulatory framework. Accordingly, on May 15, 1995, the Company filed a rate case with the Public Utilities Commission of the State of California ("P.U.C.") in which the Company requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Rate Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in the Company's annual rates and charges. The Company disagrees with the D.R.A.'s proposal and provided its rebuttal testimony in the evidentiary hearings. Oral hearings will be held on June 6, 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate would be accounted for at or following the time a final decision is rendered.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. Proceedings in connection with establishing the mechanisms for calculating and funding future subsidy support mechanisms are continuing. The Company anticipates that further orders will be issued in this proceeding during 1996 which may result in changes in intrastate telecommunications regulation, the effects of which on the Company cannot yet be determined.

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

On May 9, 1995, the Company filed an application with the P.U.C. requesting authorization to implement an Agreement and Plan of Reorganization (the "Plan") approved by the Company's shareholders on June 16, 1995, which would result in a holding company. The Company intends to proceed with the reorganization after approval of the Plan by the P.U.C. The decision to approve the creation of a holding company structure was determined independently from and not as a result of any other regulatory proceedings. In addition, it is not anticipated that the holding company structure would have any impact upon any such proceedings.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the first quarter of 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ROSEVILLE TELEPHONE COMPANY
                                  (Registrant)


Date: May 14, 1996              By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 14, 1996             By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President and
                                        Chief Financial Officer